Form 10-K405
period 1998-12-31
PRODIGY COMMUNICATIONS CORP
filed 1999-03-31
CIK 824740

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 000-25333

                            PRODIGY COMMUNICATIONS
                                  CORPORATION
            (Exact name of registrant as specified in its charter)


              DELAWARE                                      04-3323363
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

        44 SOUTH BROADWAY                                     10601
       WHITE PLAINS, NEW YORK  10601
 (Address of principal executive offices)                   (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 448-8000

   _______________________________________________________________________
       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                               (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was $609,470,238 based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market as of the close of business on February 28, 1999. There were 60,804,243 shares of Common Stock outstanding as of February 28, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

     Prodigy(R), the Prodigy logo, Prodigy Internet(TM), It's a tool for living(TM), Prodigy Classic(TM) and Prodigy MailLink(TM) are trademarks of the Company. All other trademarks referred to herein are the property of their respective owners.

     Unless the context otherwise requires, the terms "Prodigy" and the "Company" refer to Prodigy Communications Corporation and its predecessors, in each case together with their subsidiaries.

                                     INDEX



     ITEM      DESCRIPTION                                                  PAGE
     ----      -----------                                                  ----

                                    PART I

     Item 1    Business                                                       4

     Item 2    Properties                                                    19

     Item 3    Legal Proceedings                                             19

     Item 4    Submission of Matters to a Vote of Security-Holders           21

                                    PART II

     Item 5    Market for Registrant's Common Equity and Related
               Stockholder Matters                                           22

     Item 6    Selected Financial Data                                       23

     Item 7    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     26

     Item 7A   Quantitative and Qualitative Disclosures About Market Risk    43

     Item 8    Financial Statements and Supplementary Data                   44

     Item 9    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                      73

                                    PART III

     Item 10   Directors and Executive Officers of the Registrant            73

     Item 11   Executive Compensation                                        75

     Item 12   Security Ownership of Certain Beneficial Owners and
               Management                                                    80

     Item 13   Certain Relationship and Related Transactions                 82

                                    PART IV

     Item 14   Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                      90

                                    PART I.

ITEM 1.     BUSINESS

     Prodigy Communications Corporation ("Prodigy" or the "Company") is a leading nationwide Internet Service Provider ("ISP") that provides fast and reliable Internet access and related value-added services. Prodigy has nationwide brand recognition and customer acquisition channels not available to regional and local ISPs, and utilizes a nationwide network covering over 700 cities in all 50 states allowing approximately 83% of the United States population to access Prodigy's services with a local telephone call. Combining these strengths with Prodigy's scalable technology has enabled the Prodigy Internet service to achieve one of the fastest subscriber growth rates among U.S. ISPs, with the number of billable subscribers to Prodigy Internet (including migration from Prodigy's original online service, now called Prodigy Classic) increasing from 221,000 at December 31, 1997 to 505,000 at December 31, 1998. The total number of billable subscribers to Prodigy Internet and Prodigy Classic increased from 613,000 at December 31, 1997 to 671,000 at December 31, 1998. Prodigy Internet enables the Internet to be used as a productivity tool by allowing subscribers to obtain and communicate desired information quickly and efficiently in an easy and personalized manner. Prodigy Internet users receive fast and reliable access to the Internet, Prodigy-branded content powered by Excite and other Prodigy member services. Prodigy is in the process of expanding its Web hosting and electronic commerce activities for business customers, and believes that its extensive experience in operating a large data center with electronic commerce applications positions it well for growth in these areas. Prodigy also recently introduced the co-branded marketing of paging and is in the process of evaluating and introducing other consumer value-added services, such as long-distance and cellular telephone services, Internet-based telephony and fax services and online bill presentment.

     Prodigy has been an online pioneer since its inception in 1984. Prodigy's original online service was launched as the world's first consumer-focused online service in 1988 and achieved national distribution in 1990. Prodigy Classic featured custom content, e-mail and chat capabilities and was based on proprietary technologies. In October 1996, the Company launched Prodigy Internet, an open standards-based Internet access service. Since the autumn of 1997, the Company has focused on expanding Prodigy Internet's subscriber base and introducing additional value-added services. The Company has also made strategic decisions to outsource its network, minimize its development of custom content and use multiple vendors for outsourced customer service functions. As a result of these initiatives, the Company has substantially reduced its fixed operating costs and headcount and now has a business and operating model that it believes can accommodate sustained subscriber growth on a cost-effective basis without significant capital expenditures.

INDUSTRY BACKGROUND

  Growth of the Internet and Electronic Commerce

     The Internet is a collection of computer networks that links millions of public and private computers to form the largest computer network in the world. It has become an important global medium enabling millions of people to obtain and share information and conduct business electronically, and a critical tool for information and communications for many users. The Internet has grown rapidly in recent years both in terms of the number of Web users and the number of Web sites. International Data Corporation ("IDC") estimates that at the end of 1997 there were over 38 million Web users in the United States and over 68 million worldwide, and projects that by the end of 2002 the number of Web users will increase to over 135 million in the United States and over 319 million worldwide. The growth in the number of Web users and the number of Web sites is being driven by a number of factors, including the large and growing installed base of personal computers, advances in the performance and speed of personal computers and modems, improvements in network infrastructure, easier access to the Internet and the increasing importance of the Internet as a communications medium, an information resource and a sales and distribution channel.

     For many businesses, the Internet has created a new communications and sales channel enabling large numbers of geographically dispersed organizations and consumers to be reached quickly and cost-effectively. IDC estimates that the number of consumers buying goods and services on the Internet will grow from
17.6 million in

1997 to 128.4 million in 2002, and that the total value of goods and services purchased over the Internet will increase from approximately $12 billion in 1997 to approximately $426 billion by 2002.

  Evolution of the Internet Services Market

     Today, the Internet services market consists primarily of Internet access. Access services include dial-up access for individuals and small businesses and high-speed dedicated access primarily for larger organizations. Forrester Research, Inc. ("Forrester") projects that revenues from Internet access services in the United States will grow from $5.8 billion in 1997 to $38.1 billion in 2002. The rapid development and growth of the Internet has resulted in a highly fragmented industry, consisting of more than 5,000 ISPs in the United States, most of which operate as small, local businesses. The Internet services industry is expected to undergo substantial consolidation, especially among mid-sized ISPs, over the next few years. ISPs vary widely in geographic coverage, customer focus and the nature and quality of services provided to subscribers. Relatively few ISPs offer nationwide coverage, have a brand name with nationwide recognition or have the ability to grow significantly without additional investment in infrastructure. ISPs may concentrate on specific types of customers that differ from the target markets of other ISPs. Services offered by ISPs can range from simple dial-up access to highly organized, personalized access coupled with value-added services. The Company believes that consumers are generally focused on speed and reliability of access, ease of use, customer service and price as they evaluate an ISP. In addition to speed and reliability of access, the Company believes many business customers want all their Internet-based requirements, such as access, Web hosting and electronic commerce applications, met by a single provider.

     Internet operations, including Web hosting and electronic commerce, are increasingly becoming mission-critical to an enterprise's commercial and communications operations. However, many businesses lack the resources and expertise to develop, maintain and enhance, on a cost-effective basis, the facilities and network systems necessary for successful Internet operations. As a result, businesses increasingly seek outsourcing arrangements to enhance Web site reliability and performance, provide continuous operation of their Internet solutions and reduce related operating expenses. By outsourcing these services, companies can focus on their core competencies rather than utilizing their resources to support Internet operations. Forrester projects that Internet hosting revenues will increase from approximately $400 million in 1997 to $10.5 billion in 2002.

     As a result, there is increasing demand for ISPs to offer "turnkey" electronic commerce services. An increasing number of ISPs are beginning to supplement their basic Internet access services with a variety of commercial services that facilitate electronic commerce, such as Web hosting, bill presentment, co-location and other value-added services. Such services expand an ISP's potential revenue streams from basic monthly access fees to other fees such as set-up and maintenance charges. In addition to services that enable electronic commerce, some larger and more sophisticated ISPs are beginning to market other value-added services, such as paging, long-distance and cellular telephone services, to both consumers and business customers nationwide.

THE PRODIGY SOLUTION

     The Company currently provides fast and reliable Internet access and certain value-added services. The Company intends to meet the rapidly changing needs of its customers by offering new products and additional value-added services as demand arises. The Company believes the following competitive strengths will position Prodigy to meet this goal:

     Nationwide Brand Name Recognition.   Since the introduction of its original
service in 1988, Prodigy has established substantial nationwide brand recognition that the Company believes offers a significant competitive advantage in attracting new subscribers to its services. The Company uses a variety of advertising, promotional and distribution channels to leverage the equity of its brand name, one of the oldest and best-known in the Internet industry. The Company launched the Prodigy Internet service in October 1996 as a productivity tool dedicated to the Internet and designed to make a user's experience simpler and more rewarding. The Company believes the strength of the Prodigy brand has enhanced the market positioning of Prodigy Internet and facilitated the rapid growth in the number of Prodigy Internet subscribers.

     Nationwide Customer Acquisition Channels.   The Company has in place a
variety of nationwide customer acquisition channels, including: bundling with PCs shipped by leading PC manufacturers; the Microsoft relationship described below; Web-based marketing; retail channels; direct mail and telemarketing; television and radio advertising; and migration of subscribers from Prodigy Classic to Prodigy Internet. Many of Prodigy's customer acquisition channels are not available to regional and local ISPs who lack the required nationwide presence and marketing flexibility. The Prodigy Internet software is pre-loaded on the hard drives of selected PC models shipped by many leading PC manufacturers and is included in the online services folder of every copy of the Windows 98 and Windows 95 (OSR 2.5 release) operating systems shipped by Microsoft for sale in retail channels or for loading on new PCs. The Prodigy Internet service is also included in Microsoft's ISP Internet Referral Service Program. See"--Customer Acquisition and Marketing".

     Scalable Business Model.   Since the autumn of 1997, Prodigy has created a
business and operating model that it believes can accommodate sustained subscriber growth on a cost-effective basis without significant capital expenditures. Prodigy has outsourced the major capital and labor intensive functions to organizations that can provide scalable and dependable network coverage, customer service and organized content. Prodigy's outsourcing arrangements enable it to rely on the resources of other organizations while drawing on its own past experience to manage these services. As a result, the principal costs of servicing new subscribers, network usage and telephone customer service, are variable and generally increase only as the subscriber base increases. In addition, Prodigy's e-mail and customer authentication systems have been developed in-house to support a large number of customers, and Prodigy's existing data hosting facilities have the capacity to support millions of additional subscribers.

     Fast and Reliable Service.   The Prodigy Internet service offers fast and
reliable Internet connections. Prodigy Internet subscribers have direct Internet access at speeds of up to 56 kbps (kilobits per second). Inverse Network Technology Inc. ("Inverse") is an independent Internet testing group that measures and reports eight parameters of ISP network performance. Since completion of the network used by the Company in May 1998, Inverse has given Prodigy Internet ratings of A+ or A for 24-hour call failure rate for each of the months of May 1998 through February 1999, which ratings exceeded or equaled the comparable overall industry rating given by Inverse based on 13 major providers of Internet access services, except that Prodigy Internet received a B rating compared to an overall industry rating of A for October 1998. The Company believes call failure rate is the most important network measure in terms of customer satisfaction. Overall, Prodigy Internet exceeded or equaled the comparable industry rating given by Inverse in at least six of the eight parameters for each of the months of May 1998 through October 1998 and at least seven of the nine parameters for each of the months of November 1998 through February 1999. For a fuller discussion of network performance and the Inverse reports, see "--Network and Related Infrastructure--Reliability and Availability". In October 1998, J.D. Power and Associates, an independent market research firm, announced that Prodigy Internet had been ranked third in overall customer satisfaction based on a nationwide survey of users of the five largest national ISPs, representing approximately 52% of the U.S. Internet/online access market.

     Nationwide Network Coverage.   The network used to offer the Prodigy
Internet service covers over 700 cities in all 50 states. The network is able to provide dial-up access, with a local telephone call, to approximately 83% of the households in the United States. Prodigy also offers network access via an 800 telephone number for $.10 per minute without an additional enrollment charge. See "--Network and Related Infrastructure".

     Superior Customer Experience.   In addition to offering an easy-to-use
interface and extensive personalization, the Company believes Prodigy Internet offers a productive and rewarding customer experience. The Company's customer services include toll-free telephone support, various online support options and an online "members helping members" program. The Company distributes its customer service calls over multiple outsourcing partners to reduce call waiting times. The Company has developed proprietary filters to limit unsolicited commercial e-mail, or "spam", sent by or addressed to subscribers. The Company accepts banner advertisements and sponsorships but does not generate pop-up advertisements and intercept screens so that the revenue opportunity from advertising is balanced against an enhanced customer experience. The Company also offers the Personal Value Center, which rewards subscribers for their loyalty. See "--Products and Services".

BUSINESS STRATEGY

     Prodigy's objectives are to strengthen its position as a leading nationwide ISP and to expand the range of services it offers and markets it serves. See "Certain Factors That May Affect Future Operating Results--Risks of New Services and Markets; Failure to Implement Business Strategy" under Item 7 below. Key elements to the Company's business strategy include:

     Leverage Strong Brand Name.   The Company intends to increase its brand
equity by promoting the recognition and positive perceptions of the Prodigy brand, partly through increased marketing and advertising activities, including the "There Is A Choice" campaign. The Company is leveraging the Prodigy brand name to encourage Prodigy Classic subscribers to migrate to Prodigy Internet, expand its other customer acquisition activities, offer new services and enter new markets.

     Introduce New Services.   The Company is seeking to expand its Web hosting
business and introduce additional value-added services. The Company's strategy is to introduce value-added services for business customers that will also be attractive to consumers. For example, in September 1998 the Company launched co-branded paging services in partnership with SkyTel Communications, Inc. ("SkyTel"). The Company is also pursuing a variety of other value-added services, such as the co-branded marketing of long-distance and cellular telephone services, Internet-based telephony and fax services and online bill presentment. In January 1999, Prodigy entered into a non-binding letter of intent with Frontier Communications Services Inc. ("Frontier") to market and promote Frontier's long-distance and other mutually agreed telecommunications services to Prodigy's members. The Company is enhancing its data mining capabilities to enable targeted sales and marketing of value-added services to existing subscribers. In addition, the Company plans to expand its electronic commerce activities and introduce broadband services. Prodigy already provides the fundamental elements of electronic commerce, and Prodigy's strategy is to provide turnkey solutions for electronic commerce. Prodigy's broadband strategy is designed to provide business customers with a suite of Internet access and value-added services. See "--Products and Services".

     Enter New Markets.   The Company intends to leverage its brand recognition
to expand beyond its existing consumer market to include small and medium sized businesses. The first services offered in this area will be targeted to small-office/home-office ("SOHO") customers and will include dial-up Internet access, Web hosting, communications provisioning and related services. See "-- Business Services". On January 25, 1999, Prodigy and Telefonos de Mexico, S.A. de C.V. ("Telmex") executed an agreement pursuant to which Prodigy will provide Telmex with advice and assistance with respect to Telmex's Internet Directo Personal ("IDP") subscribers in exchange for a management fee. See "--Products and Services--Spanish-Speaking and Hispanic Market". Telmex, which made a significant equity investment in the Company in August 1998, is the leading provider of local and long-distance telephone services in Mexico and the largest ISP in Mexico. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." The Company is also seeking a partner with whom to offer a Spanish language portal to the Internet, which the Company believes will be attractive to Spanish-speaking and Hispanic Internet users. See "--Products and Services-- Spanish-Speaking and Hispanic Market".

     Evaluate Acquisition Opportunities.   The Company evaluates acquisition
opportunities on an ongoing basis and at any given time may be, and at the present time is, engaged in discussions with respect to possible acquisitions or other business combinations. The Company may seek strategic acquisitions that can complement the Company's current or planned business activities, particularly the expansion of value-added services such as Web hosting. The Internet services industry is expected to undergo substantial consolidation over the next few years, and the Company may also seek to acquire other ISPs as an additional means of customer acquisition or entry into new markets.

PRODUCTS AND SERVICES

  Prodigy Internet

     Prodigy Internet is an open standards-based Internet access service. The Prodigy Internet service combines the depth and breadth of the Internet with the ease of use and organization of a traditional online service. Prodigy

Internet users receive fast and reliable access to the Internet, Prodigy-branded content powered by Excite and other Prodigy member services. See "--Principal Outsourcing Arrangements--Excite".

     As of December 31, 1998, there were 505,000 billable subscribers to the Prodigy Internet service. The Company includes as Prodigy Internet subscribers all subscribers who are enrolled in a Prodigy Internet/Prodigy Classic combination plan (134,000 at December 31, 1998). See "Certain Factors That May Affect Future Operating Results--Impact of Planned Termination of Prodigy Classic Service" under Item 7 below.

     The Prodigy Internet service provides subscribers with direct, high-speed Internet access, an electronic mailbox enabling subscribers to send and receive an unlimited number of text, graphics and multimedia messages, and disk space on Prodigy's servers to host a personal Web page. Prodigy Internet also offers for most Prodigy Internet subscribers: (i) Prodigy-branded Web content, as selected, organized and edited by Excite into a series of 16 "channels" covering topics such as Autos, Business & Investing, Travel and Shopping; (ii) a personalized homepage for each subscriber which includes personalized news services, stock portfolios, weather, local TV listings and sports scores; (iii) customer service and online member support, including help files, tutorials and other online educational tools; (iv) content generated by community members using communication tools such as chat, message boards, newsgroups, bulletin boards and personal Web pages; and (v) access to online transactions on the Web.

     The Prodigy Internet service is compatible with Internet standards and protocols. Standardization of both Prodigy Internet content and network permits use of industry-standard client/server software. Unlike some online services that use proprietary protocols, Prodigy Internet merges seamlessly with Web content and can be regularly updated to incorporate advances in Internet technologies, such as new browsers, RealAudio and security devices for electronic commerce. Prodigy Internet is compatible with Microsoft Internet Explorer and Netscape Navigator on the Windows 98, Windows 95 and Windows 3.1 operating systems and on Macintosh computers. Microsoft Internet Explorer is the primary browser shipped on disks that contain the Prodigy Internet software.

     The price plans for the Prodigy Internet service vary among acquisition channels and target market segments and are subject to change. Prodigy Internet's principal price plans currently are (i) $19.95 per month for unlimited usage with a 30-day money back guarantee, (ii) a discounted prepaid annual plan of $189 for one year of unlimited usage (equivalent to $15.75 per month), (iii) $9.95 per month for three months of unlimited usage, then $19.95 per month thereafter, and (iv) a free trial (for 30 to 60 days) with unlimited usage and $19.95 per month thereafter.

  Prodigy Classic

     The Prodigy Classic service, launched in 1988 as the world's first consumer-focused online service, is based on a proprietary architecture and technologies. Prodigy Classic offers most basic Internet capabilities, including e-mail exchange, newsgroup support and Web browsing, as well as proprietary content developed by or with third-party content providers such as Dow Jones and Associated Press. Prodigy Classic's implementations of these Internet functions predate current Internet standards and are not readily upgradable, and the Company has determined not to make Prodigy Classic Year 2000 compliant. The Company intends to discontinue Prodigy Classic in the fourth quarter of 1999. See "Certain Factors That May Affect Future Operating Results--Impact of
Planned Termination of Prodigy Classic Service" under Item 7 below. Prodigy Classic is no longer marketed actively, although new enrollments continue to occur as a result of residual marketing efforts. The Company encourages migration with targeted pricing offers, special hardware upgrade promotions and the introduction of features and functions that have contributed to the retention of Prodigy Classic subscribers. See "--Customer Acquisition and Marketing--Migration from Prodigy Classic". As of December 31, 1998, there were 166,000 billable subscribers to the Prodigy Classic service.

     Prodigy Classic's principal price plans currently are $19.95 per month for unlimited usage or $9.95 per month for five hours of usage with additional time billed at $2.95 per hour. In order to encourage existing Prodigy Classic subscribers to trial and convert to the Prodigy Internet service, Prodigy also offers a plan that provides unlimited usage of both Prodigy Classic and Prodigy Internet for a monthly fee of $9.95 for the first three months and $19.95 thereafter or under a discounted prepaid annual plan of $189 for one year of unlimited usage.

  Consumer Value-Added Services

     The Marketplace on Prodigy Internet currently provides links to over 150 Web-based stores and retailers, including Amazon.com, Reel.com, PC Flowers and Gifts, Godiva Chocolate, eToys, Outpost.com and Omaha Steaks. In January 1999, the Company agreed to create a co-branded Internet service with Value America, Inc., that will provide exclusive discounts and online shopping opportunities to subscribers, and to include the Value America online stores in Prodigy Internet's Marketplace area. In September 1998, the Company launched co-branded paging services in partnership with SkyTel. Over the next six to nine months, the Company plans to roll out additional consumer value-added services, such as the co-branded marketing of long-distance and cellular telephone services, Internet-based faxing, online billing services, the online procurement of additional goods and services and premium services. In January 1999, Prodigy entered into a non-binding letter of intent with Frontier to market and promote Frontier's long-distance and other mutually agreed telecommunications services to Prodigy's members. In November 1998, the Company entered into an agreement with JFAX Communications, Inc. to provide Prodigy subscribers with integrated fax, voice mail and e-mail messaging solutions. In February 1999, the Company entered into a strategic alliance with Blockbuster Video for the design, development and hosting of co-branded Internet service for Blockbuster. In February 1999, the Company announced the launch of Prodigy MailLink, a new Web-based e-mail program that allows Prodigy Internet members to access their Prodigy e-mail from any PC connected to the Web and has enrolled over 55,000 members in this service within the first month of availability. To enable targeted sales and marketing of value-added services to existing subscribers, the Company is enhancing its data mining capabilities. There can be no assurance Prodigy will be successful in offering additional consumer value-added services. See "Certain Factors That May Affect Future Operating Results--Risks of New Services and Markets; Failure to Implement Business Strategy" under Item 7 below.

  Business Services

     Prodigy has formed a business services division, called the Prodigy Business Solutions Group, to develop and market Internet-based services to commercial and business entities. These services are planned to include Internet access, basic and enhanced hosting services and broadband services. The Company also plans to extend its Web hosting activities to include hosting of intranets and extranets for businesses and electronic commerce. Prodigy initially plans to target its business services to the SOHO market in specific regions of the United States. Although Prodigy does not currently provide any business services, other than Web hosting to a limited number of customers, the Company has recently entered into several agreements to enable Prodigy to begin to offer additional business services. In November 1998, the Company entered into an agreement permitting the Company to resell co-branded intranet services provided by HotOffice. In December 1998, Prodigy became a channel partner in Hewlett-Packard's Covision program, which integrates Internet-based business applications, Hewlett-Packard computer technology and services from systems integrators and ISPs, and began to market these services to its business customers. In addition, the Company has appointed various Web site design and development companies as authorized resellers of Prodigy's Web hosting services. There can be no assurance Prodigy will be successful in offering business services. See "Certain Factors That May Affect Future Operating Results--Risks of New Services and Markets; Failure to Implement Business Strategy" under Item 7 below.

     Prodigy was a pioneer in electronic commerce through its establishment of standards and creation of applications that facilitated online shopping and transacting, such as online banking and securities trading. Prodigy currently has the capability to provide the fundamental elements of electronic commerce-- Web hosting, hosting of intranets/extranets and high-speed dial access. Prodigy's strategy is to provide turnkey solutions for electronic commerce. Electronic commerce applications that Prodigy plans to roll out during 1999 include electronic "shopping carts", order processing and tracking, online bill presentation and payment processing, co-location hosting and, in conjunction with partners, consulting and integration services for complex and large electronic commerce sites.

     Prodigy's broadband strategy is designed to provide business customers with a suite of Internet access and value-added services in conjunction with selected technology and marketing partners. Commencing in 1999, the Company plans to introduce fractional T1, T1, DS-3 frame relay and ATM (Asynchronous Transfer
Mode) services. Commencing in 1999, Prodigy also plans to market VPN (Virtual Private Networks) capability and Internet-based voice and fax services for businesses. Splitrock Services, Inc. ("Splitrock"), the Company's network provider, does not currently support the broadband applications the Company plans to offer. The Company is in discussions with Splitrock and others to support various broadband applications, but there can be no assurance the Company will reach agreement with Splitrock or any other party regarding additional broadband services. See "--Network and Related Infrastructure".

  Spanish-Speaking and Hispanic Market

     Prodigy plans to market Internet services to Spanish-speaking and Hispanic customers in the United States. According to United States census data, there are approximately 17 million persons in the United States age 5 or older who speak Spanish at home, and a total of approximately 28 million U.S. residents are identified as Hispanic. Prodigy believes this market is not currently being targeted by any other nationwide ISP. In addition, the Company is seeking a partner with whom to offer a Spanish language portal to the Internet. Although the Company has not yet identified or reached agreement with a partner, the Company believes that a Spanish language portal, once offered, will be attractive to Spanish-speaking and Hispanic Internet users.

     Telmex is the largest ISP in Mexico and had approximately 110,000 billable subscribers to its IDP online service at December 31, 1998. Telmex has advised the Company that IDP subscribers currently generate average monthly revenue of approximately 200 pesos per subscriber (approximately $20 per subscriber based on the current peso/dollar exchange rate). On January 25, 1999, Prodigy and Telmex executed an agreement under which: (i) Prodigy will assist Telmex in the negotiation of agreements with service providers for Telmex's IDP service in Mexico pertaining to network/Internet access, Web hosting, customer service, content hosting, billing, marketing, sales and data collection services; (ii) Prodigy will advise Telmex on customer service, administrative functions and technical operations, including marketing, Internet connection and other network services, content, customer support, pricing and service composition, billing and collection, inbound telemarketing and other aspects of the ISP business;
(iii) the parties will discuss the potential migration of certain IDP infrastructure functions, including email, subscriber management and authentication systems, for Telmex's IDP subscribers to the Prodigy infrastructure platform, and the advisability of offering a co-branded IDP/Prodigy service in Mexico; and (iv) the parties will pursue additional opportunities, such as providing services to one another and the joint acquisitions of subscribers. In exchange for Prodigy's services, Telmex will pay Prodigy a management fee, on a monthly basis, equal to 15% of the net subscriber revenue (defined as the invoiced sales price less discounts, excise taxes and credits for returns) on the first 200,000 IDP subscribers and 10% of the net subscriber revenue (as defined above) on additional IDP subscribers. The agreement has a term of five years and may be terminated by Telmex if Prodigy undergoes a change of control.

     Telmex is the leading provider of local and long-distance telephone services in Mexico and is the principal full-service telecommunications provider in Mexico. Telmex owns the nationwide network of local telephone lines and the principal public long-distance telephone transmission facilities in Mexico, and has built a nationwide data transmission network. Based on total assets at December 31, 1998, Telmex was the second-largest company in Mexico and the largest company listed on the Mexican Stock Exchange. Telmex was the state-owned monopoly telephone company in Mexico until 1990, when it was privatized and sold to an investor group led by Grupo Carso, S.A. de C.V. (which subsequently spun-off its interest to Carso Global Telecom, S.A. de C.V. ("Carso Global Telecom"), a significant stockholder of the Company), Southwestern Bell Corporation (currently known as SBC Communications Inc.) and France Telecom, the French state-owned telecommunications company. Telmex is currently controlled by Carso Global Telecom. Carso Global Telecom and Telmex collectively own 61.9% of the Company's outstanding Common Stock as of February 28, 1999. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

CUSTOMER ACQUISITION AND MARKETING

     Prodigy utilizes a variety of customer acquisition channels and focuses on the lowest-cost and most efficient channels, such as PC bundling. The Company believes that the strong brand recognition of the Prodigy name among consumers and the nationwide reach of the network utilized by the Company provide the Company with access to customer acquisition channels not available to local and regional ISPs.

     The Prodigy Internet service is marketed through a variety of media vehicles, including television and radio advertising. See "Use of Proceeds".
The target audiences for Prodigy Internet are: (i) purchasers of new desktop consumer PCs, (ii) existing subscribers to online services who may be interested in moving to an ISP and (iii) existing ISP subscribers who are dissatisfied with their current service or attracted to the performance and features of Prodigy Internet. The Company believes that the first target segment listed gives Prodigy effective access to both first-time Internet users, who may be attracted by Prodigy Internet's ease-of-use, customer service and online assistance, and existing Internet access subscribers who, in conjunction with the purchase of a new PC, may be willing to switch to Prodigy Internet. The Company believes that consumers in the second and third target segments listed above are less likely to switch back from Prodigy Internet to another ISP, are less price sensitive and are more receptive to value-added services.

     Prodigy's marketing efforts position the Prodigy Internet service as the right Internet choice and as a productivity tool to help users obtain and communicate desired information quickly and efficiently. Marketing themes emphasize that the Prodigy Internet service is superior in terms of connectivity (availability and reliability), speed (up to 56 kbps), technology (digital switched ATM in most major markets) and navigation and personalization (via the co-branded Prodigy/Excite content services). See "--Products and Services" and "--Network and Related Infrastructure".

     PC Bundling.   The Prodigy Internet service is bundled with PCs under
arrangements where the Company pays a negotiated fee to the PC manufacturer only if a subscriber enrolls from the PC distributed by the manufacturer and continues as a service customer beyond an introductory period. PC bundling is an attractive acquisition channel because the supplier bears the distribution cost and it reaches many more potential subscribers than could be reached through most other acquisition channels. The Prodigy Internet software is pre-loaded on the hard drives of selected PC models shipped by Packard Bell/NEC, TalkAmerica, Hewlett-Packard, IBM, Gateway 2000, Sony and Acer. See "Certain Factors That
May Affect Future Operating Results--Dependence on PC Bundling and Microsoft Relationship" under Item 7 below.

     Microsoft Relationship. Microsoft includes the Prodigy Internet service in the online services folder of every copy of the Windows 98 and Windows 95 (OSR 2.5 release) operating systems shipped by Microsoft for sale in retail channels or for loading on new PCs. Prodigy Internet, Microsoft Network, America Online, CompuServe and AT&T WorldNet are the only services in the online services folders of Windows 98 and Windows 95 (OSR 2.5 release). The Prodigy Internet service is also included in Microsoft's ISP Internet Referral Service Program. The Company believes that these arrangements enhance Prodigy's nationwide brand presence. See "Certain Factors That May Affect Future
Operating Results--Dependence on PC Bundling and Microsoft Relationship" under
Item 7 below.

     Web-Based. Prodigy maintains a Web site (www.prodigy.com) that provides Internet users with the opportunity to learn about and enroll in the Prodigy Internet service. In addition, as part of its Excite arrangements, approximately nine million Prodigy banner ad impressions appear each month throughout Excite's Web site to promote Prodigy Internet to non-subscribers. The Company believes these banner advertising and other programs help target the "switcher" audience.

     Retail.   Prodigy has relationships with major retailers in the computer, software and consumer electronics areas, including Best Buy, Blockbuster Video, Circuit City, Electronics Boutique, Micro Center and Staples. The Prodigy Internet software is currently available at approximately 6,000 retail outlets nationwide, and is the first Internet service marketed to Staples customers in all 900 Staples retail stores nationwide. These relationships typically entitle Prodigy to establish displays containing software, along with incentive applications such as free software in prime locations next to cash registers or end caps. Prodigy supports these relationships through the use of bounty programs, cooperative advertising, joint promotional events and manufacturer development funds. Prodigy also maintains a Prodigy Pro Program that provides training, information, incentives and access to the Prodigy Internet service to over 4,000 retail sales people in partner stores. Prodigy is currently exploring expanded distribution through additional retailers, including music stores, video rental chains, book stores and online retailers. Lycos provides the search engine and portal for subscribers to Prodigy Internet who enroll through Blockbuster Video as the result of a separate agreement between Blockbuster Video and Lycos.

     Direct. Prodigy pursues highly targeted and prequalified audiences in its direct mailing and telemarketing efforts. Prodigy's direct mail is targeted to highly-qualified prospects, such as known Internet users and new PC purchasers. Prodigy's inbound telemarketing program fulfills customer orders, 24 hours a day, 7 days a week, 365 days a year, via toll-free telephone numbers (1-800-PRODIGY and 1-888-PRODIGY) which are widely promoted. Prodigy's outbound telemarketing programs focus on the reacquisition of recently disconnected members and qualified leads. Prodigy's telemarketing services, inbound and outbound, are outsourced. Prodigy maintains an online, member-assisted referral program in which existing subscribers receive cash payments for signing up new members.

     Migration from Prodigy Classic.   Prodigy acquires additional subscribers
to the Prodigy Internet service who migrate from Prodigy Classic. Prodigy encourages migration with targeted pricing offers, special hardware upgrade promotions and the introduction of features and functions, including enhanced chat and bulletin boards, special pricing for additional mailboxes and a special alternative homepage for Prodigy Classic members, which have contributed to the retention of Prodigy Classic subscribers, while emphasizing that the Prodigy Internet service provides direct and reliable Internet access. Because a substantial portion of the remaining Prodigy Classic subscribers lack the minimum hardware requirements for the Prodigy Internet service, in the fourth quarter of 1997 Prodigy initiated special hardware discounts in conjunction with PC and modem suppliers to encourage migration to the Prodigy Internet service. As of December 31, 1998, 144,000 of the Prodigy Internet billable subscribers had migrated from Prodigy Classic (most of whom are enrolled in a Prodigy Internet/Prodigy Classic combination plan), and there were 166,000 remaining billable subscribers to Prodigy Classic. The Company intends to discontinue Prodigy Classic in the fourth quarter of 1999. See "Certain Factors That May Affect Future Operating Results--Impact of Planned Termination of Prodigy Classic Service" under Item 7 below.

     Retention Programs. Prodigy also develops programs to encourage conversion from trial to paying status and improve customer retention. Typical conversion promotions are designed to induce usage because usage is a primary determinant of conversion. For example, in February 1998, Prodigy launched an e-mail promotion that featured prizes such as Palm Pilots and software titles. The promotion was entered by approximately 10,000 trialers whose average usage doubled during their trial period. In June 1998, Prodigy introduced the Personal Value Center, a member loyalty program designed to increase knowledge and usage of the Web for transactions and other services. Through the Personal Value Center, Prodigy members can earn "points" based on usage and redeem such points for gift certificates at selected retail stores. Prodigy plans to extend the Personal Value Center to travel services and other merchandise. The Company also uses incentives to retain subscribers who might otherwise terminate service.

CUSTOMER SERVICE

     Prodigy's customer service programs are designed to contribute to member satisfaction and retention, while controlling costs, by combining selective outsourcing with in-house services. Prodigy believes that its customer service programs, coupled with new release management which is both member-sensitive and market responsive, have positioned Prodigy to provide customer support services that are efficient and scalable for future growth.

     Telephone Support. Prodigy outsources its first contact, toll-free telephone support to various vendors that provide support 365 days per year. Customer technical support is available twenty-four hours per day, and administrative and billing support is available 20 hours per day (support is not available from 3:00 a.m. to 7:00 a.m., Eastern time). Customers are assisted with Prodigy software installation, enrollment questions, account management concerns, service access problems and disconnect requests. By using multiple vendors, Prodigy is able to direct customer traffic flow volumes on short notice, which Prodigy believes creates a competitive environment and results in enhanced quality, performance and pricing. Geographic distribution of call centers allows for uninterrupted service to Prodigy's member base in the event of regional disasters. The Company currently outsources its telephone support services to Ron Weber and Associates, EnvisioNet, Softbank Services Group, SPS Payment Systems and Stream.

     In-House Customer Support and Systems.   Prodigy maintains an online member
services content area that provides a variety of support options to all members, including real-time chat, instant messaging, newsgroups, message boards, e-mail, and fax back. Prodigy has integrated comprehensive help, tutorials, advisories, frequently asked questions and tips online. Prodigy also has an online "members helping members" program, in which selected subscribers receive nominal monthly compensation in exchange for providing personalized responses to members posting inquiries on newsgroups, message boards and chat. Prodigy's customer service organization monitors customer service vendor performance with quantitative metrics (including average wait time, first call resolution rate and abandon rate) and qualitative controls (including call monitoring). Prodigy also has technically-trained customer service representatives to call subscribers with unresolved problems.

     Prodigy maintains detailed customer records and documents each customer request in a problem tracking system. This system allows recurring problems to be identified and communicated to the appropriate internal Prodigy function for resolution. Prodigy maintains a Web-based database that is accessible by all vendor and employee customer service representatives on a real-time basis to help ensure delivery of customer service in a consistent manner regardless of where the contact is handled.

     Billing. Prodigy's customer billing system and services are outsourced to CSG Systems, Inc. ("CSG"). CSG's billing system is highly customized and flexible and supports prompt pricing changes. CSG provides credit card and paper billing, transaction processing and check handling. A substantial majority of Prodigy's current subscribers are billed through pre-authorized credit card charges, while the remainder are issued invoices. See "--Principal Outsourcing Arrangements--CSG".

TECHNOLOGY

     Prodigy has been a technology pioneer in the online industry since its formation in 1984 and introduced many concepts that would later be adopted for the Web. Continuing this pioneering heritage in the Internet industry, the Prodigy Internet service utilizes a standards-based, proprietary service provider platform and mail server developed by the Company.

     Service Provider Platform.   The service provider platform is a suite of
functions which creates the infrastructure of a large-scale ISP. Capabilities include customer profile management, access control, authentication, billing and customer care interfaces and other functions necessary to offer large-scale Internet services. The service provider platform is highly scalable (up to millions of subscribers) and is compatible with industry standard products, such as Netscape Web servers, Oracle databases, Net.Commerce (IBM's electronic commerce solution) and Lotus Domino (an interface between Lotus Notes and the
Web). The service provider platform also interfaces effectively with Prodigy's mail server, and is built to open standards to enable the utilization of applications from other suppliers.

     Mail Server.   The Prodigy Internet service uses a scalable, reliable
Internet mail server. The mail server draws on the fault-tolerance and scalability provided by the underlying Oracle database to offer flexibility, ease of operation and scalability. Prodigy's mail server supports standard Internet protocols, such as SMTP (Simple Mail Transfer Protocol), POP3 (Post Office Protocol) and MIME (Multi-Purpose Internet Mail Extensions). The mail system also provides:

        Tools for Administrators.   Welcome messages, bulk mailers, quota
  controls (by realm, domain, household, small business or individual account), tools to manage spam and operational scripts and tools.

        Tools for Users.   User configured filters for prioritization and spam
  removal. Messages can contain any number of MIME attachments (up to a size limitation of 10 megabytes per mailbox) and are delivered without any promotional tag lines.

        Features for Business Customers.   Support for multiple domains which
  enable Prodigy Internet to operate multiple Internet services under different brands on the same system base, and which enable an off-site administrator to control enterprise mailboxes.

        Configuration and Provisioning Interfaces. The system supports a standard administrative interface that provides configuration and control of the mail system from external systems or via an HTML (Hypertext Markup Language) screen. Standard APIs (Application Programming Interfaces) interface the system to external databases for user authentication and mailbox provisioning.

        Scaling Ability. The system is designed to scale to millions of mailboxes with an architecture that supports hardware and data redundancy.

NETWORK AND RELATED INFRASTRUCTURE

     Subscribers access Prodigy's services by connecting to a network with their PCs using local, toll-free or long distance telephone service. The network connects subscribers' PCs to the Internet as well as to Prodigy's hosting servers, which store some of the data accessed during subscriber sessions. Network connections are made through communications hardware, such as telephone lines, routers, switches and modems, which serve to direct data and enable communication among a variety of computer operating systems. The network used for the Prodigy Internet service is built to Internet standards, including TCP/IP (Transmission Control Protocol/Internet Protocol) transmission and PPP (Point-to-Point Protocol) access. The Prodigy Classic service operates on certain proprietary standards which are used only for Prodigy Classic. The Company outsources its network functions to Splitrock. See "--Principal Outsourcing Arrangements--Splitrock".

  Network Architecture

     The network infrastructure utilized by Prodigy Internet consists of three primary tiers: local points of presence ("POPs"); a middle tier, which connects the POPs to regional hubs; and a backbone tier, which connects the regional hubs to the Internet or Prodigy's data hosting center. The network currently includes over 700 POPs nationwide and has the capability to provide dial-up access, with a local telephone call, to approximately 83% of the households in the United States. Prodigy also offers access to the Splitrock network via an 800 telephone number for $.10 per minute without an additional enrollment charge.

     Over 700 POPs currently provide 56 kbps access to Prodigy Internet subscribers having modems of that speed. All of the POPs which provide 56 kbps access are V.90 supported. The backbone implemented by Splitrock utilizes the WorldCom network. Twenty-one fully-meshed core nodes in major cities are connected via high-speed links using digital ATM technology in all major metropolitan markets. To optimize data transmission and facilitate the addition of POPs as necessary, Splitrock employs an "ATM-to-the-edge" architecture, placing ATM switches in all physical sites rather than only at major transmission nodes on the backbone. Eight connections from the backbone to the Internet provide data transmission to and from servers on the Internet, and Splitrock is building additional connections to other major networks with which it has peering arrangements.

  Data Hosting Center

     Prodigy's data hosting center, located in Yorktown Heights, New York, houses approximately 400 high-capacity servers to store content and other data. The data center contains a mainframe complex which supports business support systems such as subscriber session accounting and reporting, customer service support systems and business accounting. Prodigy's data center hosts a variety of applications that are scalable to millions of users. The use of standard interfaces allows integration of products offered by a broad spectrum of vendors, including IBM, Microsoft and Netscape. Supported operating system platforms include UNIX/AIX, Windows(R) NT, OS/390 and TPF, and installed database products include Oracle and DB2.

     Prodigy's data hosting center is equipped with triple redundant power systems and is housed in a climate and humidity controlled environment. Both battery and diesel power backup systems are installed to preclude outages that might otherwise result from interruption of utility power to the building. All production host systems have backup processors and peripherals, and all critical data is backed up to tape daily. Facilities and data are physically secured by incrementally restrictive card key locks, and logical data security is provided by built-in operating system security features. Firewall technology is implemented to protect critical systems, and servers that are open directly to the Internet are installed on a network separate from those that are not. In addition, anti-hacking measures are in place.

  Reliability and Availability

     Reliability and availability are key objectives of Prodigy's network and hosting configurations. Splitrock has designed and is rolling out its network to meet specified service level objectives, including the P.01 grade of service (no more than one busy signal in 100 dial-up attempts during the busiest hour of the day on the busiest day of the week), and specified objectives for site and overall system availability and backbone transit delay. Splitrock accumulates and analyzes statistics on each access line, and lines exhibiting quality problems are removed from service and referred for repair. In addition, Prodigy has integrated Inverse's Access Ramp product into the Prodigy Internet software to gather data on the actual connection experiences of subscribers who have agreed to have their connection experiences measured. Prodigy reports problem sites to Splitrock for action.

     At Prodigy's data hosting center, Prodigy operates a 24x7 operations control center and Splitrock operates a 24x7 network operations center. Where feasible, the access lines are distributed among multiple modem subsystems and access servers to provide diversity. The hosting center is connected to the backbone via redundant DS3 lines. Splitrock's fully-meshed core node architecture provides multiple transmission routes across the backbone for optimal speed and reliability.

     Inverse measures and reports eight parameters of ISP network performance (24-hour call failure rate, evening-hour call failure rate, business-hour call failure rate, initial modem connect speed, average time to login, average DNS (Domain Name System) lookup time, average Web throughput and average total Web failures/timeouts). Since completion of Splitrock's network in May 1998, Inverse has given Prodigy Internet ratings of A+ or A for 24-hour call failure rate for each of the months of May 1988 through February 1999, which ratings exceeded or equaled the comparable overall industry rating given by Inverse based on 13 major providers of Internet access services, except that Prodigy Internet received a B rating compared to an overall industry rating of A for October 1998. The Company believes call failure rate is the most important network measure in terms of customer satisfaction. Overall, Prodigy Internet exceeded or equaled the comparable industry rating given by Inverse in at least six of the eight parameters for each of the months of May 1988 through October 1998 and at least seven of the nine parameters for each of the months of November 1998 through February 1999. Investors should not place undue reliance on Inverse's reports as a measure of network performance because such reports do not measure and report on all factors that may affect the quality of the Company's services. For example, Inverse's reports are based on tests conducted on selected days at a random sampling of only 42 of Splitrock's POPs, and Inverse's reports cited above cover only a ten month period. There can be no assurance Splitrock's network will be able to sustain the level of performance indicated by Inverse's reports. See "Certain Factors That May Affect Future Operating Results--Network Risks" under Item 7 below.

PRINCIPAL OUTSOURCING ARRANGEMENTS

     The Company follows a "best of breed" outsourcing philosophy in which it selects from among competing suppliers in order to enhance service quality, control costs and enable the Company to focus on its core strengths.

  Splitrock

     Prodigy owned and operated its own network in the United States until July 1, 1997. Effective July 1, 1997, Prodigy conveyed its network assets to Splitrock in exchange for Splitrock's agreement to build and operate the Splitrock network described above, hire all Prodigy employees engaged in Prodigy's network operations and assume certain POPs leases and other liabilities. The Company believes its Splitrock network arrangements present a number of significant advantages to Prodigy. In addition to shifting to Splitrock the capital costs of network expansion and enhancement as well as network operating and personnel expenses, the Company believes these arrangements have reduced Prodigy's network costs and made such costs more predictable. Prodigy also believes the variety and sophistication of data services available to it will increase due to anticipated network enhancements and upgrades. See "Certain Factors That May Affect Future Operating Results-- Network Risks" under Item 7 below.

The Splitrock network arrangements cover only the United States, and Prodigy would need to make other network arrangements in order to offer services in foreign countries.

     Splitrock is required to provide dial-up network access in all locations in which Prodigy provided dial-up service as of June 30, 1997. Prodigy may require additional sites to be added if certain coverage and usage parameters are met. Splitrock may also provide access to the network to other customers. Splitrock is required to provide a backbone network based on ATM technology and is required to support transmission via SLIP (Serial Line Internet Protocol), PPP and TCP/IP. Splitrock is also required to support the proprietary standard utilized by Prodigy Classic through December 31, 1999, and the Company intends to discontinue Prodigy Classic in the fourth quarter of 1999. See "Certain Factors That May Affect Future Operating Results--Impact of Planned Termination of Prodigy Classic Service" under Item 7 below.

     Splitrock is required to meet specified service level objectives, including the P.01 grade of service and specified objectives for site and overall system availability and backbone transit delay. Splitrock's failure to meet the specified service level objectives will result in financial penalties. If Splitrock fails to meet specified service level objectives for an extended period of time, Prodigy may terminate the agreement. In addition, if there is a system-wide failure, or Splitrock breaches specified financial covenants, Prodigy will have the right to terminate the agreement or assume responsibility for operating the network at Splitrock's expense.

     Splitrock charges Prodigy a monthly fee per subscriber for usage by Prodigy's subscribers. If the average hourly usage by Prodigy's subscribers in any month exceeds a specified threshold, Prodigy must pay Splitrock an additional amount per hour in excess of such threshold for such month. The agreement includes minimum monthly charges and is terminable by Prodigy upon payment of a specified early termination charge. During the years ended December 31, 1997 and December 31, 1998, the Company incurred network charges to Splitrock of $22.7 million and $64.1 million, respectively. See "Certain
Factors That May Affect Future Operating Results--Control of the Company and Potential Conflicts of Interest" under Item 7 below.

     The agreement has an initial term of four years through June 30, 2001 and is subject to automatic renewal for successive one-year terms unless terminated by either party upon 12 months' notice. Until termination of the agreement, Prodigy has agreed that Splitrock will be Prodigy's primary provider of network services. During this period, Prodigy must give Splitrock advance notice of, and the opportunity to discuss with Prodigy, any forms of service access (other than network access) that Prodigy wishes to pursue in the United States.

  Excite

     In January 1998, Prodigy entered into an agreement with Excite, Inc. ("Excite") under which Excite, commencing in April 1998, provides the majority of subscribers to the Prodigy Internet service with Prodigy-branded Excite content using Excite's "My Channel" technology. This arrangement enables Prodigy to offer Excite's extensive editorialized content and content personalization and communication features under the Prodigy brand without incurring the time or expense to develop similar capabilities internally.

     Prodigy's agreement with Excite (i) has an initial term of three years and automatically renews for successive one-year terms unless Excite elects not to renew it, (ii) is terminable by Prodigy upon 60 days' notice, (iii) makes Excite Search the exclusive search engine, Excite NewsTracker the exclusive personalized Internet news clipping service and Excite Shopping Search the exclusive Internet shopping search tool on Web pages provided to subscribers to the Prodigy Internet service, (iv) does not prohibit Prodigy from entering into similar agreements with other content providers (except as provided in the preceding clause (iii)) or prohibit Excite from entering into similar agreements with other ISPs, (v) provides for a sharing of all revenue derived from the advertising banners on the co-branded Prodigy/Excite Internet service, and (vi) gives Prodigy free advertising banner impressions throughout Excite's Web site to promote the Prodigy Internet service.

     In January 1999, At Home Corporation, a provider of broadband Internet access, announced that it had agreed to acquire Excite. The Company's agreement with Excite will not be terminated as a result of At Home's acquisition of Excite, but At Home's ownership of Excite could affect the likelihood of the agreement being renewed upon its scheduled expiration in January 2001 or the terms of any such renewal. See "Certain Factors That May Affect Future Operating Results-- Reliance on Third-Party Providers" under Item 7 below.

  CSG

     Prodigy outsources its customer billing to CSG. CSG is a leading provider of customer care and billing solutions for various telecommunications providers, including many of the largest cable television and direct broadcast satellite providers. Prodigy and CSG have agreed that CSG is Prodigy's exclusive provider of billing services for the Prodigy Internet and Prodigy Classic services but not for premium services or other billing services. CSG charges Prodigy a monthly fee based on the number of subscribers, subject to a specified minimum charge, as well as a monthly minimum fee for ongoing development and support. The agreement between Prodigy and CSG expires June 30, 2001.

COMPETITION

     The industry in which the Company competes is intensely competitive and includes a number of significant participants, including ISPs, proprietary online service providers and major international telecommunications companies, as well as Internet-search services and various other telecommunications companies. There are more than 5,000 ISPs in the United States, most of which operate small, local businesses. Additional regional telephone operating companies, long-distance carriers and cable companies may also elect to compete with Prodigy. Various partnering arrangements have been established between Internet-search service companies and major telecommunications companies, which could result in increased competition for Prodigy. Moreover, the Company faces competition from companies that provide broadband connections to households, including local and long-distance telephone companies, cable television companies and electric utility companies. Broadband technologies offer significantly faster Internet access than conventional modems, and such companies could include Internet access in their basic service packages, could offer access for a nominal additional charge or could prevent the Company from delivering Internet access through the cable or wire connections that such companies own. See "Certain Factors That May Affect Future Operating Results-- Intense Competition" under Item 7 below.

     Among the larger providers of ISP services are EarthLink Network, Inc. (which has a strategic relationship with Sprint Corporation), MindSpring Enterprises, Inc., Microsoft Network, AT&T WorldNet, MCI Internet, IBM Internet Connection, PSINet Inc., GTE Internetworking (which includes the former ISP business of BBN Corporation), Netcom On-Line Communications Services, Inc. and Concentric Network Corporation. In January 1999, ICG Communications, Inc., the owner of Netcom On-Line Communications Services, Inc., announced that it had agreed to sell Netcom's dial-up, dedicated and Web hosting accounts in the United States to MindSpring Enterprises, Inc. but will retain Netcom's network backbone. In December 1998, AT&T announced that it had agreed to acquire IBM's data networking business, including its ISP business. In addition, AT&T has agreed to acquire Tele-Communications, Inc., the second largest cable television operator in the United States, which is the majority stockholder of At Home Corporation. Microsoft's ownership of the dominant PC operating system and the Microsoft Internet Explorer browser may give Microsoft Network certain competitive advantages, including distribution and marketing synergies.

     Prodigy also competes with America Online, which offers the America Online and CompuServe proprietary online services over closed networks, as well as Internet access. America Online has recently announced several transactions that could result in additional competition for the Company. In November 1998, America Online announced that it had agreed to acquire Netscape Communications Corporation, owner of the Netscape Navigator browser and other Internet software applications. In November 1998, America Online also announced that it had entered into strategic development and marketing agreements with Sun Microsystems, Inc. to develop electronic commerce and next-generation Internet devices. In December 1998, America Online announced that it had formed a joint venture with the Cisneros Group, a leading Latin American media and telecommunications conglomerate, to provide online services in Latin America, with an initial focus on Mexico, Argentina and Brazil. In January 1999, America Online and Bell Atlantic announced a strategic alliance to provide high speed DSL access to the America Online service. In addition, CompuServe is currently providing the content for MCI WorldCom's homepage.

     Prodigy believes that the principal competitive factors in the ISP industry are speed and reliability of access, ease of use, brand name recognition, network coverage, customer service and price. Prodigy believes that its services compete effectively on the basis of all of these factors.

GOVERNMENT REGULATION

     Internet access and online services are not subject to direct regulation in the United States, but changes in the regulatory environment relating to the telecommunications and media industry could have an effect on Prodigy's business. For example, Federal Communications Commission regulatory review and rulemaking could result in regulation of the Internet and online services industry which could result in increased telecommunications costs for participants in the Internet industry, including Prodigy. The Company cannot predict whether, or to what extent, any such new rulemaking will occur, or what effect any such rulemaking would have on Prodigy.

     The Communications Decency Act of 1996, which was held unconstitutional by the United States Supreme Court in June 1997, had generally made it illegal, subject to certain defenses, for persons to knowingly use an interactive computer service to send or display "indecent" communications to minors. The federal Children's Online Protection Act ("COPA"), enacted in October 1998, creates criminal penalties for content on the Internet which may be deemed "harmful to minors" (as defined in various court decisions). The Company has not changed any of its plans or policies as a result of the enactment of COPA, and does not believe its current plans or policies violate this statute. In February 1999, enforcement of COPA was enjoined by a federal judge. The Company cannot predict whether additional federal or similar state legislation will be enacted in the future, whether any such future legislation would be upheld, how courts would interpret any such future legislation or what effect, if any, such legislation would have on the Company. There also are laws that make it illegal to traffic in obscene or child pornographic materials, including by a computer, and accordingly Prodigy's servers do not host certain newsgroups which it believes traffic in child pornography. While the Company does not believe that its activities will violate any of these laws, it cannot predict how a court would interpret these laws in the Internet context or whether a court would hold that Prodigy Internet has a duty to monitor material being transmitted or, if notified that illegal material is being transmitted, to attempt to stop or restrict such transmissions. See "Certain Factors That May Affect Future Operating Results--Government Regulation" under Item 7 below.

     In addition, the applicability to Prodigy of existing laws governing issues such as intellectual property ownership, defamation and personal privacy is uncertain. Courts have indicated that, under certain circumstances, online service providers and ISPs could be held responsible for the publication of defamatory material or for failure to prevent the distribution of material that infringes copyrights owned by others. The Company does not edit or otherwise monitor the content accessed by subscribers to Prodigy Internet, although the Company does filter certain words on Prodigy Classic. In addition, the Company blocks access to newsgroups that meet certain criteria indicating they carry child pornography. Future interpretations by the courts of online defamation, privacy, copyright infringement and other legal issues is also uncertain.

     In March 1997, Prodigy entered into a Consent Order with the Federal Trade Commission (which became effective in March 1998) regarding use of the word "free" and similar words in advertising, disclosure of the financial terms and conditions of services, including method of cancellation, practices with respect to electronic funds transfers and certain related matters. The Consent Order has a duration of twenty years and imposes various recordkeeping requirements. The Company believes that it is in compliance with the Consent Order and that its continuing compliance with the Consent Order will not have a material adverse affect on Prodigy's business. America Online is subject to a similar Consent Order which governs its marketing of services under both the American Online and CompuServe brands.

PROPRIETARY RIGHTS

     The Company owns a variety of trademarks, including "Prodigy(R)", the Prodigy logo, "Prodigy Internet", "It's a tool for living", "Prodigy
Classic", "Prodigy MailLink" and others, many of which are the subject of existing or pending registrations in the United States and various foreign countries. The Company also owns other intellectual property rights, including proprietary software used in its business. See "Technology." The Company protects its proprietary technology through copyright and trade secrets laws, employee and third-party confidentiality agreements and other methods. See "Certain Factors That May Affect Future Operating Results--Protection of Proprietary Technology" under Item 7 below.

     Prodigy and IBM have entered into patent cross-license agreements for their entire patent portfolios existing as of June 17, 1996 and all additional patents issued with respect to patent applications filed prior to June 1, 1999. Until June 17, 2001, the Company is required to grant IBM "most favored nation" status with respect to Prodigy's software that it makes generally available to the public. See "Corporate History and Certain Transactions--Acquisition of Prodigy Services Company" under Item 13 below.

EMPLOYEES

     At December 31, 1998, the Company had 313 full-time employees, of whom 52 were in sales and marketing, 86 were in technology and product development, 28 were in customer service, 93 were in technical services and 54 were in management, finance and administration. As necessary, the Company supplements its regular employees with temporary and contract personnel, which totaled 81 persons at December 31, 1998.

     None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

ITEM 2.     PROPERTIES

     Prodigy leases 97,000 square feet of office space in White Plains, New York. The lease expires December 31, 2004 and Prodigy has a right of first offer upon expiration. The current annual base rent is $2,275,000 and Prodigy is required to pay an allocated portion of taxes and operating expenses. Prodigy has established a letter of credit in the initial amount of $3,930,000 (declining ratably over the lease term) to secure the rent payments.

     Prodigy also leases 80,000 square feet in Yorktown Heights. The lease expires February 28, 2001 with two five-year renewal options in Prodigy's favor. The current annual base rent is $687,000 and Prodigy is required to pay associated taxes and operating expenses. Prodigy uses approximately 57,500 square feet of its Yorktown Heights facility for its data hosting center and subleases the balance to Splitrock. See "Item 1. Business--Network and Related Infrastructure--Data Hosting Center".

     The Company leases approximately 16,000 square feet of office space in Medford, Massachusetts under a lease expiring on August 1, 2001. Prodigy vacated this facility, which formerly housed the headquarters for Prodigy's international operations, in June 1998 and is seeking to sublease it.

     For additional information regarding the Company's leased facilities and its aggregate rental expenses, see Note 13 to the Company's Consolidated Financial Statements.

     The Company believes that its existing facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3.     LEGAL PROCEEDINGS

     After the Company filed the Registration Statement for its initial public offering (the "IPO"), two former executives of the Company, Edward A. Bennett and William J. Lansing, contacted the Company and asserted through legal counsel that their options to acquire an aggregate of 275,000 shares of Common Stock at $12.00 per share had not expired and would remain exercisable until 270 days after the IPO. The Company has denied this assertion and believes that such options have expired. If Messrs. Bennett and Lansing file a lawsuit against the Company, the Company will defend it vigorously. The Company believes that the resolution of this matter will not have a material adverse effect on the Company.

     In September 1998, the Company received a letter from the Office of the Attorney General of New York notifying the Company that the "advertising and certain other practices" of Prodigy and other unnamed ISPs were being investigated by the Attorneys General of New York and 19 other states. The letter stated that the inquiry was a follow-up to the settlement between America Online and many states in May 1998 concerning the following issues: disclosures for free offers, representations concerning pricing, disclosures concerning premium areas, disclosures for communications charges, advertising to minors, cancellation procedures, unauthorized charges to credit cards or bank accounts and changes to the service agreement. The letter requested that the Company voluntarily supply various documents and other information relating to the marketing and provision of its services. The Company is cooperating with the inquiry and believes that its outcome will not have a material adverse effect on the Company.

     On November 27, 1996, Malcolm Haynes and Lightwave, Ltd., a Cayman Islands corporation ("Lightwave"), filed a lawsuit in the District Court of Clark County, Nevada, against the Company, International Wireless Incorporated (the Company's predecessor) ("IW"), Comstar Cellular Network, Inc. ("Comstar"), Greg
C. Carr, Terrance P. Dillon, Duncan E. Wine and Blaize Kaduru. Mr. Carr is the former Chairman of the Board of the Company and a former principal stockholder of the Company, and was a director and principal stockholder of IW. Mr. Dillon was a director and principal stockholder of the Company, was a director, officer and principal stockholder of IW and was a director and technical advisor to Comstar. Mr. Wine is a former principal stockholder of the Company and IW. Mr. Kaduru is a former principal stockholder of the Company and IW, was an officer of IW and was a director and officer of Comstar. Mr. Haynes was co-founder, President and a director of Comstar and claims that he and Mr. Wine each hold a 30% interest in Lightwave. In connection with IW's acquisition of the assets and liabilities of Comstar in August 1994, IW issued to Comstar all then outstanding common stock of IW, which Comstar then distributed as a liquidating dividend to the holders of certificates for common stock of Comstar. Each holder of a certificate for common stock of Comstar was required to acknowledge and accept the terms of the Comstar acquisition and release Comstar and IW from all claims which such holder may have had against either Comstar or IW. See "Corporate History and Certain Transactions--Prior Corporate History" under Item 13 below. Pursuant to the foregoing, Comstar offered 1,200,000 shares of IW's common stock to Mr. Haynes, but Mr. Haynes refused to participate and therefore received no shares. The lawsuit filed by Mr. Haynes and Lightwave alleges, among other things, that Messrs. Dillon, Wine and Kaduru breached their fiduciary duties to the plaintiffs, that Mr. Wine defrauded or made misrepresentations to the plaintiffs, that Mr. Wine misappropriated a corporate opportunity belonging to Lightwave, that all defendants are liable for conversion of plaintiffs' shares of common stock, and that IW and Mr. Carr aided and abetted the wrongful conduct of Messrs. Dillon, Wine and Kaduru. The lawsuit seeks to compel the defendants to provide to the plaintiffs 4,500,000 shares of Common Stock of the Company or the fair market value thereof, to impose a constructive trust on the shares of Common Stock received by Messrs. Dillon, Wine and Kaduru in the Comstar acquisition, and other monetary damages and declaratory and equitable relief. The Company is defending and indemnifying Mr. Carr in this lawsuit. On February 25, 1998, the Court granted the motion of the Company and Mr. Carr to dismiss the lawsuit against them for lack of personal jurisdiction in Nevada, and the lawsuit is continuing against the other defendants. Unless this decision is overturned on appeal, the plaintiffs cannot pursue this lawsuit against the Company and Mr. Carr in Nevada, although the plaintiffs could pursue these claims in a new lawsuit filed in any state or states where personal jurisdiction over the Company and Mr. Carr could be established and where the applicable statute of limitations has not expired. If a new lawsuit is filed, the Company intends to defend it vigorously, but there can be no assurance that its outcome would not have a material adverse effect on the Company's business, financial condition, results of operations or prospects or result in substantial dilution to the Company's stockholders.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

     The Company's Common Stock has traded on the Nasdaq National Market under the symbol "PRGY" since the Company's initial public offering on February 11, 1999. The following table sets forth for the fiscal periods indicated the high and low sale prices per share of Common Stock as reported on the Nasdaq National Market.

                                                               HIGH      LOW
                                                             -----------------
        1999

  First Quarter (from February 11, 1999 through February
  28, 1999,  inclusive)                                       $50.62    $20.00


     There were 486 stockholders of record of the Company's Common Stock as of February 28, 1999. This number does not include stockholders who hold the stock in "street name" through brokers or nominees.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company's current policy is to retain earnings, if any, to provide funds for the operation and expansion of its business. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and growth plans.

SALES OF UNREGISTERED SECURITIES

     The following is a description of the unregistered securities sold by the Company during 1998:

     1. In April 1998, the Company issued 3,250,000 shares of Common Stock to Carso Global Telecom upon the exercise of a warrant at a purchase price of $4.00 per share for aggregate cash proceeds of $13,000,000.

     2. In May 1998, the Company issued 500,000 shares of Common Stock to an investor upon exercise of a warrant at a purchase price of $4.00 per share for aggregate cash proceeds of $2,000,000.

     3. In July 1998, the Company issued 1,375,000 shares of Common Stock to Carso Global Telecom for a purchase price of $8.00 per share for aggregate cash proceeds of $11,000,000, and in August 1998 the Company issued 6,125,000 shares of Common Stock to Telmex for a purchase price of $8.00 per share for aggregate cash proceeds of $49,000,000. Wit Capital Corporation acted as financial advisor in this private placement and was paid a cash fee of $50,000.

     4. In November 1998, the Company granted a person (i) a warrant to purchase 1,960 shares of Common Stock for $10.00 per share, exercisable at any time prior to March 1, 2001, for his assistance in identifying investors in a private placement in 1995, and (ii) a warrant to purchase 11,095 shares of Common Stock for $12.00 per share, exercisable at any time prior to March 1, 2001, for his assistance in identifying investors in a private placement in 1995-1996.

     During 1998, the Company granted stock options to employees and consultants to purchase an aggregate of 1,440,780 shares of Common Stock with exercise prices ranging from $4.00 to $8.60 per share. During this same period, the Company issued an aggregate of 2,637 shares of Common Stock for aggregate cash proceeds of $30,227 pursuant to the exercise of stock options.

     The securities issued in the foregoing transactions were either (i) offered and sold in reliance upon exemptions from registration set forth in Sections 3(b) and 4(2) of the Securities Act, or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, (ii) in the case of certain sales to non-United States persons, pursuant to Regulation S promulgated under the Securities Act, or (iii) in the case of certain options to purchase shares of Common Stock and shares of Common Stock issued upon the exercise of such options, such offers and sales were made in reliance upon an exemption from registration under Rule 701 of the Securities Act. Except as noted above, no underwriters or placement agents were involved in the foregoing sales of securities.

     The foregoing information reflects the one-for-four reverse stock split of the Company's Common Stock effected on February 4, 1999.

USE OF PROCEEDS FROM REGISTERED SECURITIES

     The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-64233), relating to the Company's initial public offering of its Common Stock and simultaneous sale of shares to Telmex and registering 11,200,000 shares, was February 10, 1999. A total of 9,200,000 shares of Company's Common Stock (including 1,200,000 shares pursuant to the exercise of the underwriters' over-allotment option) were sold to an underwriting syndicate, and 2,000,000 shares were simultaneously sold to Telmex. The IPO was lead-managed by Bear, Stearns & Co. Inc. and BancBoston Robertson Stephens Inc. and co-managed by ING Baring Furman Selz LLC and Volpe Brown Whelan & Company, LLC. The IPO commenced and was completed on February 11, 1999 at a price of $15.00 per share. The IPO resulted in gross proceeds of $136,000,000, $9,315,000 of which was applied toward the underwriting discount. The sale to Telmex resulted in gross proceeds of $30 million. Expenses related to the IPO totaled approximately $1,500,000. The amount of net proceeds to the Company from the IPO was approximately $157,185,000.

ITEM 6.     SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated financial information and other data for the Company and Prodigy Services Company ("PSC"). The selected consolidated financial data for the Company for the period from May 23, 1994 (date of inception) to December 31, 1994 and for the year ended December 31, 1995 has been derived from the Company's unaudited Consolidated Financial Statements for the year ended December 31, 1995. The selected consolidated financial data for the Company for the years ended December 31, 1996, 1997 and 1998 has been derived from the Company's Consolidated Financial Statements that appear elsewhere in this Annual Report on Form 10-K, which have been audited by PricewaterhouseCoopers LLP, independent public accountants.

     The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements, and the notes thereto, of the Company and PSC appearing elsewhere in this Annual Report on Form 10-K and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

                       Prodigy Communications Corporation



                                                                            PERIOD FROM
                                                                           -------------
                                                                            MAY 23, 1994
                                                                           --------------
                                                                              (DATE OF
                                                                             ----------
                                                                            INCEPTION) TO
                                                                            -------------
                                                                             DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                                                             ------------ ---------------------------------
                                                                              1994(1)     1995(1)   1996    1997       1998
                                                                              --------    -------   ----    ----       ----
                                                                                (In millions, except number of billable
                                                                                 subscribers and per share information)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues:
  Internet and online service revenues:
    Prodigy Internet                                                             --          --    $   .1    $ 29.5   $  80.7
    Prodigy Classic                                                              --          --      90.6      98.8      48.2
                                                                              -----       -----    ------   -------    ------
                                                                                 --          --      90.7     128.3     128.9
  Other                                                                          --          --       8.2       5.9       7.2
                                                                              -----       -----    ------   -------    ------
Total revenues                                                                   --          --      98.9     134.2     136.1
                                                                              -----       -----    ------   -------    ------

Operating costs and expenses:
    Costs of revenue......................................................       --       $  .1      70.2     100.2      99.2
    Marketing.............................................................       --          --      21.3      60.5      41.8
    Product development...................................................       --          --       9.0      16.8      12.9
    General and administrative............................................    $ 1.0         3.0      53.4      63.2      52.7
    Acquired incomplete technology........................................       --          --      20.9        --        --
    Restructuring and other special costs.................................       --          --       3.1       9.9        --
    Write-down of assets held for sale....................................       --          --        --       2.4        --
    Loss on sale of cellular assets.......................................       --          --        --        .8        --
                                                                              -----       -----     -----   -------    ------

Total operating costs and expenses........................................      1.0         3.1     177.9     253.8     206.6
                                                                              -----       -----    ------   -------    ------

Operating loss............................................................     (1.0)       (3.1)    (79.0)   (119.6)    (70.5)

Loss on equity investment in joint venture................................       --          --        .5      12.1        --
(Gain) on sale of assets..................................................       --          --        --        --      (5.2)
Write-down (recovery) of equity investments...............................       --          --       9.1       (.3)       --
Interest expense (income), net............................................       --          --       2.2       1.4       (.2)
                                                                              -----       -----    ------   -------    ------

Net loss..................................................................    $(1.0)      $(3.1)   $(90.8)  $(132.8)   $(65.1)
                                                                              ======      =====    ======   =======    ======

Net loss per common share:
  Basic and diluted.......................................................    $(.16)      $(.37)   $(8.76)  $ (7.66)   $(1.60)
                                                                              ======      =====    ======   =======    ======

Weighted average number of common and common equivalent shares outstanding:

  Basic and diluted.......................................................      6.2         8.4     10.4       17.3      40.7
                                                                              ======      =====    =====    =======    ======


                                                         PERIOD FROM
                                                         -----------
                                                         MAY 23, 1994             YEAR ENDED
                                                         ------------             ----------
                                                           (DATE OF               DECEMBER 31,
                                                           --------               ------------
                                                         INCEPTION) TO
                                                         -------------
                                                          DECEMBER 31,
                                                         -------------
                                                             1994(1)     1995(1)      1996       1997        1998
                                                        --------------  ---------  ----------  ---------   --------
                                                                    (IN MILLIONS, EXCEPT NUMBER OF BILLABLE
                                                                     SUBSCRIBERS AND PER SHARE INFORMATION)
OTHER DATA:
Prodigy Internet billable subscribers at period end...          --             --       7,000    221,000    505,000
Prodigy Classic billable subscribers at period end....          --             --     780,000    392,000    166,000
                                                           -------        -------    --------   --------   --------
Total billable subscribers at period end..............          --             --     787,000    613,000    671,000
                                                           =======        =======    ========   ========   ========
EBITDA (2)............................................       $(1.0)         $(3.1)   $  (76.2)  $ (110.0)  $  (49.7)
OTHER CASH FLOW DATA:
Net cash used in operating activities.................       $(1.0)         $(2.4)   $  (35.3)  $ (114.0)  $  (68.0)
Net cash from (used) in investing activities..........       $ (.1)         $(1.4)   $  (47.9)  $  (15.3)  $    2.6
Net cash provided by financing activities.............       $ 1.4          $ 4.0    $  104.1   $  120.4   $  (65.2)

                                                                               December 31,                    DECEMBER 31, 1998
                                                                 --------------------------------------  ---------------------------
                                                                  1994(1)   1995(1)    1996      1997    ACTUAL   AS ADJUSTED (3)(4)
                                                                 --------  --------  --------  --------  -------  ------------------
                                                                                             (IN MILLIONS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)......................................  $  .1     $ (.3)     $(54.8)   (48.5)    $(33.6)     $123.6
Total assets...................................................     .4       2.5       126.6     93.5       78.3       235.5
Long-term debt.................................................     .4       1.6        56.0     10.0         --          --
Contingent convertible notes (included in stockholders' equity
(deficit)).....................................................     --        --        30.5     30.5       30.5          --
Stockholders' equity (deficit).................................    (.2)       --       (11.5)    17.7       29.8       187.0
                                                                  =====     =====      ======   ======     ======      ======

______________

(1) IW was incorporated in May 1994 to evaluate and develop cellular telephone systems and Internet access and online services in Africa. See "Corporate History and Certain Transactions--Prior Corporate History" under Item 13 below. In June 1996, the Company was formed under the name Prodigy, Inc. as a new holding company to acquire PSC and to hold IW and the other communications interests of IW. On June 17, 1996, the Company consummated the acquisition of PSC. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of PSC are included in the Company's consolidated results of operations from the date of acquisition. See Notes 1 and 4 to the Company's Consolidated Financial Statements. In January 1997, the Company sold its cellular telephone assets and operations. Subsequently, the Company decided to sell and wind-down its remaining international operations in Africa and China. See "Corporate History and Certain Transactions" under Item 13 below and
     Note 5 to the Company's Consolidated Financial Statements.

(2) EBITDA is a commonly used measure for operating performance of ISPs, and also provides additional information to assist investors in determining the Company's liquidity. EBITDA is not an accounting measure under U.S. generally accepted accounting principals ("GAAP"), is not necessarily indicative of operating income or cash flows from operations as determined under GAAP and may not be comparable to similarly titled measures reported by other companies.

(3) Reflects the conversion upon the closing of the IPO of the Contingent Notes (as defined below) held by IBM and Sears into an aggregate of 4,255,266 shares of Common Stock. See "Corporate History and Certain Transactions-- Acquisition of Prodigy Services Company" and "--Prior Equity Financing" and
     Note 9 to the Company's Consolidated Financial Statements.

(4) Adjusted to give effect to the sale by the Company of 11,200,000 shares of Common Stock in the IPO and simultaneous sale to Telmex, and after deducting the underwriting discounts relating to the IPO and estimated offering expenses payable by the Company. See "Use of Proceeds".

                            PRODIGY SERVICES COMPANY




                                                                                     PERIOD
                                                                                     ------
                                                                                      FROM
                                                                                      ----
                                                        YEAR ENDED DECEMBER 31,    JANUARY 1,
                                                     ----------------------------  ---------
                                                                                      1996
                                                                                   ---------
                                                                                    TO JUNE
                                                                                   --------
                                                                                      16,
                                                                                      ---
                                                           1994           1995        1996
                                                     ----------------  ----------    -----
                                                                  (IN MILLIONS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Online service revenues........................           $179.6         $230.6      $ 98.2
Other..........................................             31.4           12.8         8.9
                                                          ------         ------      ------
Total revenues.................................            211.0          243.4       107.1
                                                          ------         ------      ------
Net loss.......................................           $(52.0)        $(34.6)     $(62.9)
                                                          ======         ======      ======

                                                         DECEMBER 31,
                                                     ---------------------
                                                      1994           1995
                                                     ------         ------
                                                         (IN MILLIONS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)......................      $(38.9)        $(36.4)
Total assets...................................        80.1           84.7
Long-term debt.................................        18.4           16.4
Partners' capital (deficit)....................        (4.3)           9.8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and the Consolidated Financial Statements and Notes thereto contained herein under Item 8.

OVERVIEW

     The Company is a leading national ISP. In October 1996, the Company launched Prodigy Internet, an open standards-based Internet access service. Since the autumn of 1997, the Company has focused on expanding the Prodigy Internet subscriber base and introducing additional value-added services. The Company has also made strategic decisions to outsource its network, discontinue its development of custom content and use multiple vendors for outsourced customer service functions. As a result of these initiatives, the Company has substantially reduced its fixed operating costs and headcount.

     In conjunction with the launch of Prodigy Internet in October 1996, the Company began offering a plan allowing subscribers unlimited usage of Prodigy Internet for a flat monthly fee without hourly usage charges. In December 1996, the Company introduced a similar plan for Prodigy Classic. Since the introduction of the Company's unlimited usage plans, the portion of revenues generated from hourly usage charges has decreased substantially.

     The results of operations of ISPs, including those of the Company, are significantly affected by subscriber cancellations. Subscriber acquisition expenses and the administrative expenses of enrolling and assisting new subscribers are substantial, and in the past the Company typically offered free service for one or two months to new subscribers. In selected distribution channels, the Company is replacing free trial programs with money-back guarantees in order to attract enrollees who are less likely to terminate service. The failure to attract and retain subscribers to the Company's services, or an increase in the rate of subscriber cancellations, would have a material adverse effect on the Company. See "--Certain Factors That May Affect Future Operating Results--Subscriber Turnover". The Company historically has experienced better retention for subscribers under prepaid term plans than subscribers under month-to-month plans. Under prepaid term plans, subscribers choose to prepay for longer terms at reduced monthly rates. The Company ceased offering prepaid term plans in 1995 but reinstated such term plans in January 1997.

     The Company historically has experienced seasonality in its business, with higher expenses during the last and first fiscal quarters, corresponding to the Christmas and post-Christmas selling season, and lower timed usage revenues (revenues from hourly usage charges) during its second and third fiscal quarters resulting from reduced usage of its services during the summer months. The Company believes that the seasonal reductions in timed usage revenues historically experienced by the Company will be mitigated by the movement from timed usage plans to unlimited usage plans as well as growth in the Company's subscriber base, although the Company expects to continue to have higher expenses during its first and fourth quarters. As a result of the seasonality of its business, as well as other factors, the Company experiences quarterly fluctuations in its operating results. See "--Certain Factors That May Affect Future Operating Results--Quarterly Fluctuations in Operating Results".

     On June 17, 1996, the Company acquired PSC from IBM and Sears for an aggregate purchase price of $78.1 million, consisting of a cash payment of $40.8 million, the issuance of the Contingent Notes valued by an independent appraiser at $30.5 million and direct acquisition related expenses of $6.8 million (the "Prodigy Acquisition"). See "Item 13. Certain Relationships and Related Transactions--Acquisition of Prodigy Services Company". The Prodigy Acquisition was accounted for as a purchase. Accordingly, the assets purchased and liabilities assumed and related results of operations of PSC are included in the consolidated financial statements of the Company from the date of acquisition. The purchase price was allocated among tangible and intangible assets acquired based on their respective fair market values. As a result of this allocation, the Company recorded as intangible assets, with ten-year lives, tradename of $35.7 million and goodwill of $15.5 million. In addition, $27.2 million was allocated to property and equipment and assigned a three-year life. As part of this process, the acquired technology was extensively evaluated, including the state of the technology and needed developments, the inherent difficulties and uncertainties in completing the development and thereby achieving technological feasibility, and the risks related to the viability and potential changes to target markets. Because the Internet technology acquired in the Prodigy Acquisition was incomplete and substantial additional development effort by the Company was required before a viable consumer product could be launched, the Company recognized a charge for the purchase of incomplete technology in June 1996 in the amount of $20.9 million. See "--Incomplete Technology" and Note 4 to the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The Company's total revenues has two components: Internet revenues, consisting of subscription revenues from subscribers to Prodigy Internet and Prodigy Classic, and other revenues, consisting primarily of advertising and transaction fees and revenues from the Company's former international operations. Subscription revenues include revenues from hourly usage charges ("timed usage revenues"). The Company defines "billable" subscribers as subscribers who remain enrolled beyond completion of the applicable trial period or who enroll in a money-back guarantee program.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Subscription revenues from Prodigy Internet increased $51.2 million, or 174%, from $29.5 million in 1997 to $80.7 million in 1998. The number of Prodigy Internet billable subscribers increased 284,000, or 129%, from 221,000 at December 31, 1997 to 505,000 billable subscribers at December 31, 1998, representing 36% and 75% of total billable subscribers at December 31, 1997 and December 31, 1998, respectively. Prodigy Internet subscribers accounted for 44% and 80%, respectively, of total network usage during 1997 and 1998. Subscription revenues from Prodigy Classic decreased $50.6 million, or 51%, from $98.8 million in 1997 to $48.2 million in 1998 as the number of Prodigy Classic billable subscribers decreased from 392,000 at December 31, 1997 to 166,000 at

December 31, 1998. The Company intends to discontinue Prodigy Classic in the fourth quarter of 1999. Total billable subscribers increased by 58,000, or 9%, from 613,000 at December 31, 1997 to 671,000 at December 31, 1998. Timed usage revenues decreased $7.8 million, or 65%, from $12.0 million in 1997 to $4.2 million in 1998. The decrease in revenues attributable to decreases in the total number of billable subscribers and in timed usage revenues associated with Prodigy Classic was offset, in part, by an increase in average revenue per billable subscriber primarily due to the higher-priced plans for unlimited usage associated with Prodigy Internet. Other revenues increased by $1.3 million, or 22%, from $5.9 million in 1997 to $7.2 million in 1998 primarily due to increased sales by the Company's African Internet operations which were sold on October 1, 1998. For the years 1997 and 1998, the other revenues derived from the Company's former international operations consisted primarily of fees for Internet access and online services provided primarily to businesses in Africa and China. As a result of the foregoing factors, total revenues increased by $1.9 million from $134.2 million in 1997 to $136.1 million in 1998.

     Cost of revenues includes network and content expenses. Content expenses consist of the cost of developing, or obtaining from third parties, content for inclusion in the Company's service offerings. Cost of revenues decreased from $100.2 million in 1997 to $99.2 million in 1998. This decrease was primarily attributable to content expense, which declined as a result of the renegotiation and/or termination of content contracts associated with Prodigy Classic and the Company's content outsourcing agreement with Excite which substantially eliminated content associated with Prodigy Internet beginning in April 1998. The reduction in content expense was offset, in part, by increased network charges incurred by the Company in 1998. Network usage increased 74% in 1998 compared to 1997 primarily due to the shift of the subscriber base from timed usage to unlimited usage plans, but network charges increased only 40% because of a monthly "cap" (based on average hourly usage by subscribers) contained in the network agreement between the Company and Splitrock.

     Marketing expense includes the costs to acquire and retain subscribers, advertising and other general sales and marketing costs. Marketing expense decreased from $60.5 million in 1997 to $41.8 million in 1998, a decrease of $18.7 million, or 31%. The 1997 period reflected spending related to the launch of Prodigy Internet in October 1996, which continued through the post-Christmas selling season. In addition, in early 1998, the Company temporarily deferred certain of its sales and marketing programs in response to network performance issues encountered during the transition period accompanying the initial roll-out of the new Splitrock network.

     Product development expense includes research and development costs and other product development costs. Product development expense decreased from $16.8 million in 1997 to $12.9 million in 1998, a decrease of $3.9 million, or 23%. During 1997, product development efforts were primarily focused on stabilization and enhancement of Prodigy Internet and on migration of Prodigy Classic content to the Prodigy Internet platform. As a result of the completion of these activities in 1997, product development activities and spending were subsequently reduced. In 1998, product development activities centered on integration and stabilization of the Splitrock network, transition to the co-branded Prodigy/Excite content platform for Prodigy Internet, and development of certain commercial application and value-added services.

     General and administrative expense decreased from $63.2 million in 1997 to $52.7 million in 1998, a decrease of $10.5 million, or 17%. The decrease in general and administrative expense was attributable to significantly lower personnel costs resulting from a decrease in average headcount and lower incentive compensation expense combined with lower occupancy expense due to the relocation to a new headquarters facility in White Plains, New York as of January 1, 1998. As a result of the grant of employee stock options with exercise prices deemed to be below fair market value, the Company recorded compensation expense of $.7 million in 1998 and expects to record compensation expense of approximately $1.3 million, $1.3 million and $.6 million in the years ending December 31, 1999, 2000 and 2001, respectively.

     Interest income/expense, net improved from an expense of $1.4 million in 1997 to income of $.2 million in 1998. This improvement was due to higher cash balances and reduced levels of borrowing during 1998.

     In 1997, the Company recorded a loss of $12.1 million on an equity investment in a joint venture, restructuring and other special costs of $9.9 million, a $2.4 million write-down of its investment in its African Internet operations to the net realizable value, and an $.8 million loss on the sale of its African cellular telephone operations. In 1998, the Company recognized gains of $2.9 million and $2.3 million, respectively, from the sale of its African Internet operations and internally developed customer service and content applications.

     As a result of the foregoing factors, the Company's operating loss decreased from $119.6 million in 1997 to $70.5 million in 1998, and its net loss decreased from $132.8 million in 1997 to $65.1 million in 1998.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Prior to the Prodigy Acquisition on June 17, 1996, the Company was a start-up company engaged in the evaluation and development of cellular telephone systems and Internet access and online services in Africa. Due to the significant changes that occurred in the Company's business and operations as a result of the Prodigy Acquisition, the subsequent sale and wind-down of the Company's former international operations and other changes in the Company's business since the Prodigy Acquisition, the Company believes that its historical financial statements for the years ended December 31, 1996 and 1997 are not directly comparable. WHEN READING THE FOLLOWING COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1997, INVESTORS ARE CAUTIONED THAT THE OPERATING RESULTS OF PSC'S BUSINESS ARE INCLUDED ONLY FOR SIX AND ONE-HALF MONTHS OF 1996 BUT ARE INCLUDED FOR ALL OF 1997.

     Total revenues increased from $98.9 million in 1996 to $134.2 million in 1997, primarily due to the Prodigy Acquisition on June 17, 1996 and the inclusion of the operating results of PSC's business for only six and one-half months in 1996 but all of 1997. The Prodigy Internet service was launched in October 1996 but did not generate any significant revenues during 1996. During 1997, Prodigy Internet grew from 7,000 billable subscribers at December 31, 1996 to 221,000 billable subscribers at December 31, 1997, and generated revenues of $29.5 million. Prodigy Classic revenues increased from $90.6 million in 1996 to $98.8 million in 1997. The number of Prodigy Classic billable subscribers decreased from 780,000 at December 31, 1996 to 392,000 at December 31, 1997, but Prodigy Classic revenues increased by $8.2 million from 1996 to 1997 because the operating results of PSC's business were included for only six and one-half months in 1996 but all of 1997. In conjunction with the launch of Prodigy Internet in October 1996, there commenced a shift in subscriber composition from timed usage plans to higher-priced unlimited usage plans. Timed usage revenues decreased from $19.9 million in 1996 to $12.0 million in 1997, and other revenues decreased from $8.2 million in 1996 to $5.9 million in 1997. The decrease in other revenues also reflected decreases in subscribers which, in turn, resulted in fewer advertisers and reduced advertising display fees for Prodigy Classic.

     Cost of revenue increased from $70.2 million in 1996 to $100.2 million in 1997, primarily due to the Prodigy Acquisition on June 17, 1996 and the inclusion of the operating results of PSC's business for only six and one-half months in 1996 but all of 1997. The effects of the Prodigy Acquisition on the Company's cost of revenue in 1997 were offset, in part, by network rate reductions resulting from the Company's network arrangements with Splitrock which commenced in July 1997, lower subscriber levels, headcount reductions throughout the Company, reductions in royalty-based content in 1997 and the renegotiation and/or termination of certain Prodigy Classic content contracts in 1997.

     Marketing expense increased from $21.3 million in 1996 to $60.5 million in 1997, primarily due to the Prodigy Acquisition on June 17, 1996 and the inclusion of the operating results of PSC's business for only six and one-half months in 1996 but all of 1997. In 1996, marketing expense reflected advertising campaigns instituted in late 1996 to support the launch of Prodigy Internet. Prodigy Internet launch advertising continued into 1997.

     Product development expense increased from $9.0 million in 1996 to $16.8 million in 1997, primarily due to the Prodigy Acquisition on June 17, 1996 and the inclusion of the operating results of PSC's business for only six and one-half months in 1996 but all of 1997. The Company's product development efforts during 1996 were focused on the design and development of Prodigy Internet, which was essentially completed by the end of 1996. During 1997, product development efforts primarily related to the stabilization and maintenance of Prodigy Internet, and integration and stabilization of the Splitrock network.

     General and administrative expense increased from $53.4 million in 1996 to $63.2 million in 1997, primarily due to the Prodigy Acquisition on June 17, 1996 and the inclusion of the operating results of PSC's business for only six and one-half months in 1996 but all of 1997. The effects of the Prodigy Acquisition on the Company's general and administrative expense in 1997 were offset, in part, by lower personnel costs resulting from decreased headcount and incentive compensation expense, a reduction in occupancy expense and a cost containment program initiated in the customer service area.

     Interest expense, net decreased from $2.2 million in 1996 to $1.4 million in 1997. This decrease resulted from reduced levels of borrowing.

     In 1996, the Company recorded a charge of $20.9 million relating to the purchase of incomplete technology acquired in the Prodigy Acquisition, a $9.1 million write-down of its investment in Global Enterprise Services, Inc.
("GES") to an estimated net realizable value of zero, restructuring and other special costs of $3.1 million and a loss of $.5 million on an equity investment in a joint venture. In 1997, the Company recorded a loss of $12.1 million on an equity investment in a joint venture, restructuring and other special costs of $9.9 million, a $2.4 million write-down of its investment in its African Internet operations to the estimated net realizable value and a $.8 million loss on the sale of its African cellular telephone operations. See "--Restructuring Charges", "--Incomplete Technology" and "--Dispositions of Former
International Operations".

     As a result of the foregoing factors, the Company's operating loss increased from $79.0 million in 1996 to $119.6 million in 1997, and its net loss increased from $90.8 million in 1996 to $132.8 million in 1997.

RESTRUCTURING CHARGES

     In response to changes in its business environment and to decrease cash outflows and more efficiently manage its business, the Company has incurred restructuring and other special costs. The table below presents restructuring and other special costs incurred and/or expended by the Company from June 17, 1996 through December 31, 1998:

                                                                        YEAR ENDED
                                                                        -----------
                                                                        DECEMBER 31,
                                                                        -----------
                                                             1996          1997        1998
                                                         -------------  ----------  ----------
                                                                        (IN MILLIONS)
Balance at beginning of period:........................       $10.7(1)     $ 11.5       $ 7.9
Network termination costs(2)...........................          --           4.7          --
Reductions-in-force(3).................................          .7           2.9          --
Content production(4)..................................          --            .6          --
Facility closing(5)....................................          --           1.6          --
Headquarters lease termination(1)......................          --            --          --
Idle leased space at former headquarters' location(6)..         2.5            --          --
                                                              -----        ------       -----
Subtotal, period accruals..............................         3.2           9.8          --
                                                              -----        ------       -----
Restructuring expenditures:
Network termination costs..............................          --            --         (.8)
Reductions-in-force....................................        (1.6)         (3.1)       (1.0)
Content production.....................................          --            --         (.6)
Facility closing.......................................          --            --         (.8)
Headquarters lease termination.........................         (.8)         (7.8)         --
Idle leased space at former headquarters' location.....          --          (2.5)         --
                                                              -----        ------       -----
Subtotal, period expenditures..........................        (2.4)        (13.4)       (3.2)
                                                              -----        ------       -----
Accrued restructuring costs at period end..............       $11.5        $  7.9       $ 4.7
                                                              =====        ======       =====

____________________

(1) Opening balance represents the remaining balance of prior restructuring charges recorded by PSC and assumed by the Company at the time of the Prodigy Acquisition. Restructuring charges of $14.6 million were recorded by PSC in 1996 prior to the time of the Prodigy Acquisition. These restructuring charges included lease termination penalties and write-down of leasehold improvements at PSC's former headquarters' location as well as severance pay, early retirements and outplacement services in a reduction-in-force which affected 120 employees.
(2) In connection with the sale of its network, the Company incurred liabilities related primarily to early termination payments and other contractual obligations for certain non-cancelable network related agreements.
(3) The Company implemented restructuring plans in 1996 and 1997 intended to reduce costs through a reduction-in-force. Approximately 120 employees and 80 employees throughout the Company were terminated, respectively, in 1996 and 1997.
(4) The Company decided to discontinue the production of its own content and as a result recorded a charge of $.6 million to account for the employee termination costs and the costs to settle content related contractual obligations. Approximately 25 employees were terminated.
(5) The Company's offices in Massachusetts were closed and a charge of $1.6 million was recorded to account for the costs of employee terminations and lease cancellation. The terminated employees were involved with the Company's international operations and/or former headquarters management. Approximately 20 employees were terminated.
(6) Beginning in late 1996, the Company vacated 29% of its leased space at its former headquarters location. The cost of the lease attributed to the idle leased facility amounted to $2.5 million. The Company terminated its lease at this location and moved to a new facility effective January 1, 1998.

INCOMPLETE TECHNOLOGY

     The Prodigy Acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated among tangible and intangible assets based on their respective fair market values. The fair value of intangible assets was determined using a risk adjusted discounted cash flow approach. Acquired incomplete technology was valued using a stage-of-completion approach. Specifically, the Internet technology acquired was evaluated through extensive interviews and analysis of data concerning the state of the technology and required development work. The evaluation assumed an average growth in the Company's Internet revenues of 49% per year, based on industry expectations at that time, a gross margin on Internet services ranging from 8% to 49% and sales and general and administrative expenses ranging from 10% to 27% of revenues. The assumptions used for purposes of the evaluation should not be construed as forecasts of the Company's future operating results. A discount rate of 35% was used in the evaluation, reflecting the difficulties and uncertainties in completing the development effort, the risks related to the viability and potential changes to target markets and the inherent uncertainty of predicting cash flows in the Internet industry. The Company estimated its stage-of-completion at the date of the Prodigy Acquisition to be 30%, based on costs incurred of $7.9 million and estimated costs to complete of $18.3 million. Actual operating expenses incurred subsequent to the Prodigy Acquisition, excluding costs of development, were lower than expected, although these cost savings were more than offset by lower than anticipated revenue from the Prodigy Internet service. Actual costs through December 31, 1998 were $315.6 million compared to projected costs of $742.5 million. Actual revenues through December 31, 1998 were $110.4 million compared to projected revenues of $608.2 million. Accordingly, actual costs through December 31, 1998 were $ 426.9 million less than projected costs for such period, and actual revenues through December 31, 1998 were $497.8 million less than projected revenues for such period. The net result of these variances has had an adverse impact on the expected return on investment. The technology had no alternative future use to the Company, inasmuch as the Company could not commercialize the technology in its existing form. The Company also had no other product, line of business or research and development in which the technology could be utilized. Therefore, the Company recognized a $20.9 million charge in June 1996 for the purchase of incomplete technology.

     The purchased technology was incomplete because the majority of the coding, integration and testing of the product was incomplete. At the date of the Prodigy Acquisition (June 17, 1996), there were over 50 components that needed further development and integration before the Prodigy Internet service could reach technological feasibility. These components included applications for parental access control, browsing, searching, e-mail, the message board, menus, the navigational bar, the tool bar, code update mechanisms, authentication, registration, service access control and subscriber billing. The ability of the Company's Prodigy Internet development team to integrate these components into the Prodigy Internet platform was a crucial factor in reaching technological feasibility, and the ability to complete this integration had not been established as of the acquisition date. The Company has now successfully completed the further development necessary to complete and integrate the acquired technology. The cost of completing the development effort was approximately $6.8 million and involved approximately 470 person-months of work. The Internet technology is now being used within the Prodigy Internet service, which was launched in October 1996.

FORMER INTERNATIONAL OPERATIONS

     The historical results discussed above include the operating results of the Company's Africa and China operations, which began in late-1995 and mid-1996, respectively. The revenue and net loss from the Company's Africa and China operations were $7.0 thousand and $89.0 thousand, respectively, for the year ended December 31, 1995, $1.0 million and $2.7 million, respectively, for the year ended December 31, 1996, $3.2 million and $8.5 million, respectively, for the year ended December 31, 1997 and $4.4 million and $.2 million, respectively, for the year ended December 31, 1998. The Company sold its African cellular telephone operations in January 1997, determined to terminate its Chinese operations in December 1997, terminated its Chinese operations in March 1998 and sold its African Internet operations in October 1998. In 1997, the Company recorded a $.8 million loss on the sale of its African cellular telephone operations and a $2.4 million write-down of its investment in its African Internet operations to the estimated net realizable value. See "Item 13. Certain Relationships and Related Transactions--Prior Corporate History--Dispositions of Former International Operations".

LIQUIDITY AND CAPITAL RESOURCES

     Since formation, the Company has relied on private sales of equity securities (totaling $294.1 million through December 31, 1998), borrowings and the IPO in February 1999 (with net proceeds of $157.2 million) to fund its operations. See "Item 13. Certain Relationships and Related Transactions--Prior Equity Financings". The Company has incurred significant losses since inception and, at December 31, 1998, had an accumulated deficit of $292.8 million, a working capital deficit of $33.6 million, current liabilities of $48.5 million and current assets of $14.9 million. For the years ended December 31, 1996, 1997 and 1998, respectively, the Company incurred negative cash flow from operations of $35.3 million, $114.0 million and $68.0 million. Prior to its acquisition by the Company, PSC sustained losses and negative cash flow from operations which required continued funding by PSC's former owners, IBM and Sears, aggregating $1.3 billion as of June 16, 1996 (the day before the Prodigy Acquisition). See "--Certain Factors That May Affect Future Operating Results--History of Losses".

     To fund operations, the Company borrowed $16.4 million from Banco Inbursa, S.A. ("Banco Inbursa"), an affiliate of Carso Global Telecom, in February 1998 and $5.7 million from Banco Inbursa in July 1998. The Banco Inbursa loans bore 9% interest and were due December 31, 1999. In July 1998, the Company borrowed $30.0 million from Bank of America National Trust and Savings Association
("Bank of America") and used the proceeds to repay $30.0 million of the $32.1 million then owed to Banco Inbursa. The Bank of America loan bore 6.5% interest, was guaranteed by Carso Global Telecom and was due August 14, 1998. The Bank of America loan was repaid with interest with a portion of the proceeds from the sales of Common Stock described in the following paragraph.

     In February 1999, the Company sold 11,200,000 shares of Common Stock in its IPO, including 2,000,000 shares of Common Stock sold to Telmex, for aggregate net proceeds of $157.2 million.

     In August 1998, Telmex purchased 6,125,000 shares of Common Stock from the Company for gross proceeds of $49.0 million, and in July 1998 Carso Global Telecom purchased 1,375,000 shares of Common Stock from the Company for gross proceeds of $11.0 million. The Company used a portion of the proceeds to repay amounts owed to Banco Inbursa and Bank of America in the aggregate amount of $32.1 million. See "Item 13. Certain Relationships and Related Transactions" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

     In August 1998, Carso Global Telecom agreed to provide the Company with a $35.6 million committed revolving line of credit entitling the Company to borrow, repay and reborrow amounts in minimum increments of $1.0 million prior to maturity on December 31, 1999. Advances are due 90 days after borrowing, but the Company is permitted to roll over advances into new advances at its election. Advances are unsecured and bear interest at the LIBOR rate plus between one and five percentage points (as negotiated on a case-by-case basis). As of December 31, 1998, no amounts were outstanding under the revolving line of credit. Carso Global Telecom is the Company's principal stockholder. See "Item
12. Security Ownership of Certain Beneficial Owners and Management."

     As a result of the Company's outsourcing arrangements, the Company has significantly reduced the level of capital expenditures needed in its operations. The Company's July 1997 network agreement with Splitrock eliminated the need for the Company to maintain and upgrade its own network. The Company's portal content agreement with Excite eliminated the need, beginning in April 1998, for internal development of content and Prodigy Internet customization and other programming projects. See "Item 1. Business--Principal Outsourcing Arrangements". The Company's capital expenditures for the year ended December 31, 1998 were $2.6 million, primarily for the purchase of data processing equipment, compared to $8.8 million and $8.6 million, respectively, for the years ended December 31, 1996 and 1997. The Company currently anticipates that its capital expenditures for the year ending December 31, 1999 will be approximately $11.0 million, principally for the purchase and implementation of a new member management system with enhanced customer care, data mining and marketing program management capabilities, the purchase and implementation of a new accounting and financial reporting system and the purchase of new equipment for Prodigy Internet.

     At February 28, 1999, the Company had available cash of $167.2 million. The Company is currently experiencing substantial negative cash flow each month and expects to continue to experience negative cash flow through at least the end of 1999. The Company's future financing requirements will depend on a number of factors, including the Company's operating performance and increases in operating expenses associated with growth in the Company's business. Based on its current operating plan, the Company believes that the net proceeds from the IPO, together with its existing cash and available financing under its revolving credit facility with Carso Global Telecom, will be sufficient to meet its anticipated cash requirements for at least the next twelve months. The Company has made no arrangements to obtain additional financing, other than pursuant to the Carso Global Telecom credit facility, and there can be no assurance that adequate additional financing on acceptable terms will be available when needed, if at all. The unavailability of sufficient financing when needed would have a material adverse effect on the Company. See "--Certain Factors That May Affect Future Operating Results--Need for Additional Financing".

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities. The Company maintains various internal computer systems and equipment and contracts with third-party vendors for the provision of computerized customer billing, network operation, Prodigy Internet service content and certain other information technology and other services.

     The Company is currently incurring costs to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's internal computer systems and equipment and the computer systems and equipment of the third-party vendors on which the Company's business relies. The Company has established a Year 2000 project office staffed by Company personnel and assisted by a consulting firm.

     The Company has completed an inventory of substantially all of its internal systems and programs related to both the delivery of the Prodigy Internet service and the daily operations of the business. Based on its preliminary analysis, the Company estimates that it will spend approximately $9.5 million through the end of 1999 to remediate potential Year 2000 problems with its internal systems and to purchase and implement a new member management system with enhanced customer care, data mining and marketing program management capabilities that will replace a system that is not Year 2000 compliant. Prodigy Classic is not Year 2000 compliant and the Company intends to discontinue Prodigy Classic in the fourth quarter of 1999. See "--Certain Factors That May Affect Future Operating Results--Impact of Planned Termination of Prodigy Classic Service".

     The Company is developing contingency plans in the event that any critical service component or business process fails due to a Year 2000 problem. The Company expects to complete contingency planning by mid-1999. With respect to critical third-party vendor systems, (i) Splitrock has publicly reported that substantially all of its information and non-information technology systems are Year 2000 compliant (and that upgrades are available for those software systems that are not Year 2000 compliant that will enable Splitrock to be Year 2000 compliant by mid-1999), (ii) Excite has publicly reported that it has not yet fully evaluated the Year 2000 compliance status of its proprietary systems or services, or the third-party equipment and software it utilizes or of its vendors, joint venture partners and content partners, and (iii) Prodigy's billing provider has committed to making its billing system Year 2000 compliant. There can be no assurance that the Company will be able to address, in a timely fashion, all potential Year 2000 problems, or that the systems of the third-party vendors upon which the Company's business relies (and the maintenance and operation of which are not within the control of the Company) will be Year 2000 compliant or will become Year 2000 compliant in a timely manner. Any Year 2000 problems could impact the provision of products or services to the Company's customers and could subject the Company to the risk of litigation, lost revenues and loss of current or future customers.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on applying generally accepted accounting principles in addressing whether and under what condition the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998, but earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998. Adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements.

     In April 1998, the AcSEC issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principles, as described in Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes". When adopting SOP 98-5, entities are not required to report the pro forma effects of retroactive application. The Company does not believe implementation of SOP 98-5 will have a material impact on its consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of the statement to have a significant impact on the Company's results of operations, financial position or cash flows.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     This Annual Report on Form 10-K contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of the Company for future operations and projections of revenue and other financial items, that are based on the beliefs of, assumptions made by and information currently available to the Company. The words "expect", "estimate", "anticipate", "believe", "intend", "plan" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this "Certain Factors that May Affect Future Operating Results" section and elsewhere in this Annual Report on Form 10-K identify important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements.

  History of Losses

     Since inception, the Company has incurred significant losses. During the years ended December 31, 1998 and 1997, the Company incurred net losses of $65.1 million and $132.8 million, respectively, on revenues of $136.1 million and $134.2 million, respectively. At December 31, 1998, the Company had an accumulated deficit of $292.8 million, a working capital deficit of $33.6 million, current liabilities of $48.5 million and current assets of $14.9 million. During the years ended December 31, 1996 and 1997, the Company incurred net losses of $90.8 million and $132.8 million, respectively, on revenues of $98.9 million and $134.2 million, respectively. Since formation, the Company has not generated cash flow from operations and has relied on private sales of equity securities and borrowings to fund its operations. For the years ended December 31, 1996, 1997 and 1998, respectively, the Company incurred negative cash flow from operations of $35.3 million, $114.0 million and $68.0 million. Prior to its acquisition by the Company on June 17, 1996, PSC incurred net losses of $60.0 million, $52.0 million, $34.6 million and $62.9 million in the years ended December 31, 1993, 1994 and 1995 and the five and one-half months ended June 16, 1996, respectively, and sustained negative cash flow from operations which required continued funding by PSC's former owners, IBM and Sears, aggregating $1.3 billion as of June 16, 1996. There can be no assurance that the Company will be able to achieve or sustain profitability. See "Item 6. Selected Financial Data", the other sections of this Item 7 and the Consolidated Financial Statements and Notes thereto contained herein under Item 8.

  Intense Competition

     The industry in which the Company competes is intensely competitive and includes a number of significant participants, including ISPs, proprietary online service providers and major international telecommunications companies, as well as Internet-search services and various other telecommunications companies. Moreover, the Company faces competition from companies that provide broadband connections to households, including local and long-distance telephone companies, cable television companies and electric utility companies. Broadband technologies offer significantly faster Internet access than conventional modems, and such companies could include Internet access in their basic service packages, could offer access for a nominal additional charge or could prevent the Company from delivering Internet access through the cable or wire connections that such companies own. The Telecommunications Act of 1996 (the "Telecommunications Act") contains certain provisions that remove, or establish procedures for removing, restrictions on the regional Bell operating companies and others that may permit them to engage directly in the Internet access business. The Telecommunications Act also makes it easier for national long-distance carriers, such as AT&T, to offer local telephone service, which would permit such carriers to offer direct local Internet access. Competition from these companies could have a material adverse effect on the Company. The Company cannot predict the extent to which the Telecommunications Act, or strategic alliances or consolidation among ISPs, may result in additional competitive pressures on the Company.

     Among the larger providers of ISP services are EarthLink Network, Inc. (which has a strategic relationship with Sprint Corporation), MindSpring Enterprises, Inc., Microsoft Network, AT&T WorldNet, MCI Internet, IBM Internet Connection, PSINet Inc., GTE Internetworking (which includes the former ISP business of BBN Corporation), Netcom On-Line Communications Services, Inc. and Concentric Network Corporation. In January 1999, ICG Communications, Inc., the owner of Netcom On-Line Communications Services, Inc., announced that it had agreed to sell Netcom's dial-up, dedicated and Web hosting accounts in the United States to MindSpring Enterprises, Inc. but will retain Netcom's network backbone. In December 1998, AT&T announced that it had agreed to acquire IBM's data networking business, including its ISP business. In addition, AT&T has agreed to acquire Tele-Communications, Inc., the second largest cable television operator in the United States, which is the majority stockholder of At Home Corporation, a provider of broadband Internet access. Microsoft's ownership of the dominant PC operating system and the Microsoft Internet Explorer browser may give Microsoft Network certain competitive advantages, including distribution and marketing synergies.

     Prodigy also competes with America Online, which offers the America Online and CompuServe proprietary online services over closed networks, as well as Internet access. America Online has recently announced several transactions that could result in additional competition for the Company. In November 1998, America Online announced that it had agreed to acquire Netscape Communications Corporation, owner of the Netscape Navigator browser and other Internet software applications. In November 1998, America Online also announced that it had entered into strategic development and marketing agreements with Sun Microsystems, Inc. to develop electronic commerce and next-generation Internet devices. In December 1998, America Online announced that it had formed a joint venture with the Cisneros Group, a leading Latin American media and telecommunications conglomerate, to provide online services in Latin America, with an initial focus on Mexico, Argentina and Brazil. In January 1999, America Online and Bell Atlantic announced a strategic alliance to provide high speed DSL (Digital Subscriber Line) access to the America Online service. In addition, CompuServe is currently providing the content for MCI WorldCom's homepage.

     The market for Internet and online services is presently characterized by low operating margins and minimal profitability, and the Company historically has experienced low operating margins and incurred operating losses. See "-- History of Losses". The introduction of unlimited usage plans and the elimination of most hourly access charges throughout the industry has placed further pressure on the Company's revenues and profit margins. Many of the Company's current and future competitors have substantially greater financial, marketing and technical resources than the Company. The Company believes that competition will increase and that increased competition could lead to lower pricing to customers and greater spending on marketing. Increased competition could also adversely affect the Company's ability to develop new service offerings and interfere with the Company's efforts to maintain or grow its subscriber base. Any of the foregoing factors could have a material adverse effect on the Company. There can be no assurance the Company will be able to compete effectively or that price competition will not have a material adverse effect on the Company's business, financial condition, results of operations or prospects. See "Item 1. Business--Competition".

  Subscriber Turnover

     The results of operations of ISPs, including the Company, are materially adversely affected by subscriber cancellations. Customer acquisition expenses and the administrative expenses of enrolling and assisting new subscribers are substantial. The failure to attract and retain subscribers to the Company's services, or an increase in, or a failure to slow, the rate of subscriber cancellations, would have a material adverse effect on the Company. Since launch in October 1996, the Prodigy Internet service has grown to 505,000 billable subscribers at December 31, 1998, including migration from Prodigy Classic. The total number of billable subscribers (including billable subscribers to Prodigy Internet and Prodigy Classic) declined from 1,129,000 at December 31, 1995 to 787,000 at December 31, 1996 and to 613,000 at December 31, 1997, but increased to 671,000 at December 31, 1998. See "Item 1. Business," the other sections of this Item 7 and the Consolidated Financial Statements and Notes thereto contained herein under Item 8.

  Network Risks

     Effective July 1, 1997, Prodigy conveyed its network assets to Splitrock in exchange for Splitrock's agreement to build and operate a network to carry Prodigy's traffic between subscribers and Prodigy's data hosting center. Splitrock is required to meet specified service level objectives relating to grade of service, site and overall system availability and average transit delays, and to comply with certain financial covenants. In certain circumstances, Prodigy has the right to assume responsibility for operating the network at Splitrock's expense. Although the Company believes these network arrangements present a number of significant advantages to Prodigy, there are associated risks. Splitrock was formed in 1997 and has a limited operating history, and Prodigy currently is its only significant customer. See "-- Potential Conflicts of Interest". The failure by Splitrock for any reason to provide network services as required, or any significant disruption in such services, whether for technical, operational or financial reasons, would have a material adverse effect on the Company. The Splitrock arrangements cover only the United States, and the Company will need to make other network arrangements in order to offer services in foreign countries. See "--Rapidly Changing Markets and Technology" and "Item 1. Business--Principal Outsourcing Arrangements".

     Security problems represent an ongoing threat to public and private data networks and related telecommunications infrastructures. Splitrock's network and the Company's data hosting center are potentially vulnerable to computer viruses, break-ins and similar disruptions caused by others which could lead to service interruptions to the Company's customers. Inappropriate use of the Internet by third parties could potentially jeopardize the confidentiality of information stored or transmitted by the Company's customers. The security measures employed by Splitrock and the Company cannot assure complete protection from computer viruses, break-ins and other disruptions. The occurrence of such problems may result in claims against or liability on the part of the Company and could adversely affect the Company or its ability to attract and retain customers.

     The Company's operations are also dependent on the protection of Splitrock's network and the Company's data hosting center against damage from fire, power loss, telecommunications failures and similar events. The Company's host configuration for Prodigy Classic and Prodigy Internet is unique and, for cost reasons, has not been replicated off site. The occurrence of a natural disaster, other catastrophe or other unanticipated problems in Splitrock's network or the Company's data hosting center, or the failure of telecommunications providers to provide required data communications capacity as a result of a natural disaster, operational disruption or for any other reason, could cause interruptions in the services provided by the Company, and such service interruptions could have a material adverse effect on the Company.

     In addition to technical problems and network failures that occur from time to time in the ordinary course of operating a telecommunications network, in connection with the migration of the Company's subscribers to the Splitrock network, Prodigy experienced significant service interruptions and failures, the most prolonged and serious of which occurred in February, March and April of 1998. The Company believes Splitrock and Splitrock's modem vendor have addressed the causes of these service interruptions and failures, but there can be no assurance these or similar problems will not recur in the future. See "Item 1. Business--Network and Related Infrastructure".

  Reliance on Third-Party Providers

     In addition to its network arrangements with Splitrock, the Company has outsourced its content to Excite and aspects of its customer service and billing functions to several providers. Although the Company believes its outsourcing strategy permits it to control costs, enhance service quality and focus on its core strengths, outsourcing also makes the Company reliant on third-party providers for certain critical functions. The failure of these providers to provide services as required, or any significant disruption of or deterioration in services, would have a material adverse effect on the Company. In January 1999, At Home Corporation announced that it had agreed to acquire Excite. The Company's agreement with Excite will not be terminated as a result of At Home's acquisition of Excite, but At Home's ownership of Excite could affect the likelihood of the agreement being renewed upon its scheduled expiration in January 2001 or the terms of any such renewal. The Company also relies on local telephone companies and other companies to provide data communications capacity via local telecommunications lines and leased long-distance lines. The Telecommunications Act generally is expected to lead to increased competition in the provision of local and other telephone service, but the Company cannot predict the timing or extent of any such developments or the effect thereof on pricing or supply. The Company's suppliers and telecommunications carriers also sell or lease products and services to the Company's competitors and may be, or in the future may become, competitors of the Company. There can be no assurance that the Company's suppliers and telecommunications carriers will not enter into exclusive arrangements with the Company's competitors or stop selling or leasing their products or services to the Company at commercially reasonable prices or at all. See "Item 1. Business--Products and Services", "Item 1. Business-- Customer Service" and "Item 1. Business--Principal Outsourcing Arrangements".

  Control of the Company and Potential Conflicts of Interest

     As of February 28, 1999, Carso Global Telecom, the Company's principal stockholder, owned 29,396,911 shares of Common Stock, representing 44.6% of the outstanding Common Stock, and Telmex owned 11,412,500 shares of Common Stock, representing 17.3% of the outstanding Common Stock. Mr. Carlos Slim Helu, a Mexican citizen, and certain members of his immediate family, beneficially own a majority of the outstanding voting equity securities of Carso Global Telecom. Carso Global Telecom may be deemed to control Telmex through the regular-voting shares of Telmex that it owns directly and its interest in a trust which owns a majority of Telmex's outstanding regular-voting shares. Thus, Mr. Slim and members of his immediate family may be deemed to control Carso Global Telecom, Telmex and the Company. Mr. Slim is Chairman of the Board of Carso Global Telecom and Telmex. In addition, IBM and Sears have agreed to vote their shares of Common Stock received upon conversion of the Contingent Notes (as defined below) or exercise of the Contingent Warrants (as defined below) held by them in accordance with the voting recommendations of the Company's Board of Directors. As a result, Carso Global Telecom is able to determine the outcome of all matters submitted to a vote of the stockholders, including the election of all members of the Company's Board of Directors, and control the management and affairs of the Company. Circumstances may arise in which the interests of Carso Global Telecom and/or Telmex, as stockholders of the Company, could conflict with the interests of the other stockholders of the Company. The voting control of Carso Global Telecom could be used as a means or have the effect of delaying or preventing a change in control or acquisition of the Company.

     Carso Global Telecom and its affiliates have engaged in numerous transactions with the Company in the past, which transactions were not necessarily a result of arms'-length negotiations. For example, Carso Global Telecom currently provides the Company with a $35.6 million revolving line of credit. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". The Company has outsourced its network operations to Splitrock, an affiliate that is 30.2% owned by Carso Global Telecom. See "Item 1. Business--Network and Related Infrastructure". Carso Global Telecom and its affiliates may engage in additional related-party transactions with the Company in the future, and there can be no assurance such transactions will be on arms'-length terms. Samer F. Salameh, the Company's Chairman of the Board and Chief Executive Officer, serves on Splitrock's Board of Directors and holds stock options to purchase 80,000 shares of Splitrock's common stock (approximately 0.1% of the outstanding shares) at $1.10 per share vesting over four years. Mr. Salameh also serves as an Advisor to the Chief Executive Officer of Telmex. In addition, four of the Company's current six directors are affiliated with Carso Global Telecom or Telmex. Mr. Salameh is married to Mr. Slim's niece and Arturo Elias, a director of the Company, is married to Mr. Slim's daughter. Any decision made by the Company's directors is required by law to be made in accordance with their fiduciary duties and in the best interests of the Company and its stockholders. Messrs. Salameh, Elias, Nakfoor and Sanchez, directors of the Company, owe similar duties to the other companies for which they serve as directors or officers or with which they are otherwise affiliated. Due to the nature of the potential conflicts of interest presented on an ongoing basis by these arrangements, and potential future arrangements, there can be no assurance that the directors involved have acted or will act in the best interests of the Company and its stockholders. See "Item 10. Directors and Executive Officers of the Registrant," "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Corporate History and Certain Transactions" under Item 13.

  Need for Additional Financing

     At February 28, 1999, the Company had available cash of $167.2 million. Since formation, the Company has sustained negative cash flow from operations, and the Company's available cash at February 28, 1999 was attributable to the proceeds of the sales of equity securities in July and August 1998 to Carso Global Telecom and Telmex and the sale of Common Stock in the IPO and simultaneous sale of Common Stock to Telmex in February 1999. See"--History of Losses" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". The Company is currently experiencing substantial negative cash flow each month and expects to continue to experience negative cash flow through at least the end of 1999. The Company's future financing requirements will depend on a number of factors, including the Company's operating performance and increases in operating expenses associated with growth in the Company's business. Based on its current operating plan, the Company believes that the net proceeds from the IPO, together with its existing cash and available financing under its revolving credit facility with Carso Global Telecom, will be sufficient to meet its anticipated cash requirements for at least the next twelve months. The Company has made no arrangements to obtain additional financing, other than pursuant to the Carso Global Telecom credit facility, and there can be no assurance that adequate additional financing on acceptable terms will be available when needed, if at all. The unavailability of sufficient financing when needed would have a material adverse effect on the Company. Any additional equity financing may cause investors to experience dilution and any additional debt financing may result in restrictions on Prodigy's operations or its ability to pay dividends in the future. See the other sections of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Item 1. Business", "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" and the Consolidated Financial Statements and Notes thereto contained herein under Item 8.

  Dependence on PC Bundling and Microsoft Relationship

     A majority of the Company's Prodigy Internet enrollments arise from its bundling arrangements with PC manufacturers and its relationship with Microsoft. During the years ended December 31, 1997 and 1998, approximately 31% and 44%, respectively, of total Prodigy Internet enrollments resulted from PC bundling. Prodigy's bundling relationship with Packard Bell/NEC accounted for approximately 27% and 32%, respectively, of total Prodigy Internet enrollments during such periods. During the years ended December 31, 1997 and 1998, approximately 7% and 20%, respectively, of total Prodigy Internet enrollments resulted from Prodigy's relationship with Microsoft. The loss of the Company's relationships with Packard Bell/NEC or Microsoft or any significant reduction in enrollments from these channels would have a material adverse effect on the Company. The Company's bundling agreement with Packard Bell/NEC automatically renews from year to year but is terminable by either party upon 30 days' written notice. The Company's agreements with Microsoft for inclusion of Prodigy Internet in the online services folder of Microsoft's Windows 98 and Windows 95 (OSR 2.5 release) operating systems expire in June 1999. In addition, Microsoft offers a service, Microsoft Network, which competes with the Company's Prodigy Internet and Prodigy Classic services, which could affect the willingness of Microsoft to extend its agreements with the Company upon expiration or the terms on which extensions could be obtained. See "Item 1. Business--Customer Acquisition and Marketing" and "--Competition".

     Several recent developments are likely to have an adverse effect on future enrollments to Prodigy Internet from the Packard Bell/NEC bundling arrangement. The Company now requires new enrollees through Packard Bell/NEC to supply credit card information for billing rather than relying on subsequent paper billing. The Company believes this change may result in a lower level of new subscriber enrollments through the Packard Bell/NEC channel but that the resultant enrollees will be less likely to terminate service upon completion of the applicable trial period. The Prodigy Internet software is pre-loaded on the hard drives of selected PC models shipped by Packard Bell/NEC but Prodigy Internet is no longer automatically selected as the customer's Internet service if no other selection is made. The Company is unable to predict the terms or nature of its future bundling arrangements with Packard Bell/NEC or the level of future Prodigy Internet enrollments from Packard Bell/NEC.

  Impact of Planned Termination of Prodigy Classic Service

     On January 22, 1999, the Company announced that it intends to discontinue Prodigy Classic in the fourth quarter of 1999, because the Company has shifted its business focus to Internet-based products and services and because the Company has determined not to make the significant investment required to make Prodigy Classic Year 2000 compliant. Prodigy Classic has been a significant source of the Company's revenues and subscribers to Prodigy Internet. During the years ended December 31, 1996, 1997 and 1998, approximately 92%, 73% and 35%, respectively, of the Company's total revenues were attributable to Prodigy Classic. As of December 31, 1998, 144,000 of the Prodigy Internet billable subscribers had migrated from Prodigy Classic (most of whom are enrolled in a Prodigy Internet/Prodigy Classic combination plan), and there were 166,000 remaining billable subscribers to Prodigy Classic. Although the Company plans to continue to encourage Prodigy Classic subscribers to migrate to the Prodigy Internet service, the Company has experienced difficulty in generating migration from Prodigy Classic to Prodigy Internet, and a substantial portion of the remaining Prodigy Classic subscribers lack the minimum hardware requirements for the Prodigy Internet service. For example, in the three months ended December 31, 1998, there was a net reduction of 42,000 billable subscribers to Prodigy Classic and a net reduction of 1,000 in the number of billable subscribers who had migrated from Prodigy Classic to Prodigy Internet. No assurance can be given as to the number of remaining Prodigy Classic subscribers who will migrate to Prodigy Internet. In addition, a substantial number of the billable subscribers enrolled in a Prodigy Internet/Prodigy Classic combination plan (60,000 of 134,000 at December 31, 1998) use both services and some combination plan subscribers (12,000 of

134,000 at December 31, 1998) do not use Prodigy Internet at all. Accordingly, some combination plan subscribers may be unwilling or unable to migrate to Prodigy Internet upon termination of Prodigy Classic. The termination of Prodigy Classic could adversely affect the Company's business, financial condition, results of operations or prospects. See the other sections of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Item 1. Business" and the Consolidated Financial Statements and Notes thereto contained herein under Item 8.

  Dependence on the Internet

     Substantially all of the Company's revenues are dependent on the continued use and expansion of the Internet. Only recently has the commercial sector begun significant use of the Internet and, more recently still, have consumers begun using the Internet. Use of the Internet has grown dramatically, but no assurance can be given of the continued use and expansion of the Internet as a medium of communications and commerce. A decrease in the demand for Internet services or a reduction in the currently anticipated growth for such services could have a material adverse effect on the Company's business, financial condition, results of operations or prospects. This Annual Report on Form 10-K contains various data and projections related to the number of Internet users, revenues from Internet access services, Internet hosting revenues and the size of Internet commerce. These data and projections have been included in studies prepared by IDC and Forrester, independent market research firms, and the projections are based on a number of significant assumptions. If the assumptions turn out to be incorrect, the projections may be materially different than actual results or circumstances, which could have a material adverse effect on the Company's business, financial condition, results of operations or prospects. Although the Company believes that such data and projections are generally indicative of the matters reflected therein, such data and projections are inherently imprecise and investors are cautioned not to place undue reliance on them. See "Item 1. Business--Industry Background".

  Uncertain Legal Standards

     The law relating to the liability of ISPs and online services companies for information available through their services is uncertain. As the law and judicial decisions in this area develop, the potential imposition of liability upon the Company for information available through its services could require the Company to implement measures to reduce its exposure to such liability. The implementation of such measures could require the expenditure of substantial resources or the discontinuation of certain service offerings. Any costs that are incurred as a result of such expenditures, contesting any such asserted claims or the imposition of liability could have a material adverse effect on the Company's business, financial condition, results of operations or prospects. In addition, due to the increasing use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet covering issues such as content, user privacy, pricing, libel, intellectual property protection and infringement and technology export and other controls. Changes in the regulatory environment relating to the Internet services industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition, could have a material adverse effect on the Company. "Item 1. Business-- Government Regulation".

  Rapidly Changing Markets and Technology

     The industry in which the Company competes is characterized by rapid technological change resulting in dynamic customer demands and frequent new product and service introductions. As a result, the Company's markets can change rapidly and the Company's future results will depend in part on its ability to make timely and cost-effective enhancements and additions to its services and introduce new services that meet customer demands. For example, certain ISPs have introduced, or announced plans to introduce, high-speed Internet access utilizing broadband applications such as cable modems, ISDN (Integrated Services Digital Network) telephone service and xDSL (Digital Subscriber Line) telephone service. The Company does not currently provide any residential or business broadband access services. The Company is in discussions with Splitrock and others to support various broadband applications, but there can be no assurance the Company and Splitrock or any other party will reach agreement. See "Item 1. Business--Products and Services--Business Services". There also can be no assurance that the Company will have sufficient resources to introduce new services that meet customer demands on a timely basis or that its new service introductions will achieve acceptance in the marketplace. The Company believes that its ability to compete successfully is also dependent upon the continued compatibility and interoperability of its services with products and architectures offered by various vendors. Although the Company intends to support emerging standards in the market for Internet access, there can be no assurance that the Company will be able to conform to new standards in a timely fashion and maintain a competitive position in its markets. In addition, there can be no assurance that services or technologies developed by others will not render the Company's services or technology uncompetitive or obsolete. See "Item 1. Business".

  Risks of New Services and Markets; Failure to Implement Business Strategy

     The Company's business strategy includes the introduction of numerous new services and entry into various new markets. For example, the Company is expanding its Web hosting activities and other value-added services, plans to expand beyond its existing consumer market to include small and medium sized businesses, and plans to provide Internet services to Spanish-speaking and Hispanic customers in the United States. See "Item 1. Business--Business Strategy" and "Item 1. Business--Products and Services". The Company historically has focused on the consumer market and has relatively little experience in developing and marketing services to business customers. In addition, the Company has not previously focused on Spanish-speaking or Hispanic customers, and the Company's success in penetrating this market will depend in large part on the Company's ability to establish a strategic partnership with a company with experience in selling products or services to this market. Furthermore, to the extent the Company elects to introduce services in international markets, foreign operations present certain risks and uncertainties not generally encountered in the United States, such as compliance with regulatory requirements, export and trade controls, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, foreign exchange fluctuations and controls, potentially adverse tax consequences and inadequate protection of intellectual property rights. See "Item 1. Business--Products and Services--Spanish-Speaking and Hispanic Market". In addition, the Splitrock arrangements cover only the United States, and the Company would need to make other network arrangements in order to offer services in foreign countries. See " -- Network Risks". There can be no assurance that the Company will be successful in offering new services and entering new markets as planned or that any such services, if introduced, will achieve acceptance in the marketplace.

     The Company may decide to alter or discontinue certain aspects of its business strategy described herein and may adopt alternative or additional strategies. The Company's ability to successfully implement its business strategy, and the expected benefits to be obtained from the Company's strategy, may be adversely impacted by factors not currently foreseen, such as unforeseen costs and expenses, or events beyond its control, such as technological change or an economic downturn. In addition, competitive factors may require the Company to alter or reduce its business strategies or reduce the expected benefits to be obtained therefrom.

  Quarterly Fluctuations in Operating Results

     The Company experiences quarterly fluctuations in its operating results due to a number of factors, including the seasonality of its business, changes in the level of consumer spending during business cycles, the timing of introduction of new and enhanced services by the Company, pricing changes and competitive factors. The Company historically has experienced seasonality in its business, with higher expenses during the last and first fiscal quarters, corresponding to the Christmas and post-Christmas selling season, and lower timed usage revenues (revenues from hourly usage charges) typically occurring during its second and third fiscal quarters resulting from reduced usage of its services during the summer months. The Company believes that the seasonal reductions in timed usage revenues historically experienced by the Company will be mitigated by the movement from timed usage plans to unlimited usage plans as well as growth in the Company's subscriber base, although the Company expects to continue to have higher expenses during the first and fourth quarters. Accordingly, the Company believes that quarter-to-quarter comparisons of the Company's operating results may not be meaningful or indicative of future results. Although the Company's outsourcing strategy enables it to tie many variable costs to variable revenue sources, the Company's fixed expenses are based, in part, on its expectations as to future revenues. To the extent that revenues are below expectations and the Company is unable to reduce fixed costs proportionately, the Company's operating results would be adversely affected. See the other sections of "Item 7. Management's

Discussion and Analysis of Financial Condition and Results of Operations", "Item
1. Business" and the Consolidated Financial Statements and Notes thereto contained herein under Item 8.

  Protection of Proprietary Technology

     The Company protects its proprietary technology through copyright and trade secrets laws, employee and third-party confidentiality agreements and other methods. Customers are granted a license to use Prodigy's services under agreements that contain terms and conditions prohibiting unauthorized reproduction. Despite these precautions, unauthorized third parties may be able to copy certain portions of Prodigy's services or reverse engineer or obtain and use information Prodigy regards as proprietary. Although the Company does not believe that its products infringe the proprietary rights of any third parties, there can be no assurance that third parties will not assert infringement claims against the Company or that such claims will not be successful. The Company could incur substantial costs and diversion of management resources with respect to any claims relating to proprietary rights, whether or not successful, which could materially adversely affect the Company's business, financial condition, results of operations or prospects. See "Item 1. Business--Technology" and "-- Proprietary Rights".

  Management of Growth and Dependence on Key Personnel

     The Company's ability to exploit the market for its products and services and increase its subscriber base requires an effective planning and management process. The Company's ability to plan and manage effectively will require it to continue to implement and improve its operational, financial and management information systems and to attract and retain skilled managers and other personnel, including its current executive officers. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining necessary personnel. The Company does not maintain insurance on the lives of any of its officers or directors. Although the Company has entered into non-competition agreements with certain executive officers, no assurance can be given that such agreements are or will be enforceable by the Company. Most of the Company's executive officers have joined the Company since the autumn of 1997, including Samer F. Salameh, Chairman of the Board and Chief Executive Officer, David C. Trachtenberg, President and Chief Operating Officer, David R. Henkel, Executive Vice President, Finance and Chief Financial Officer, James P. Dougherty, Executive Vice President, Business Services and Andrea S. Hirsch, Executive Vice President, Business Development and General Counsel. See "Item 10. Directors and Executive Officers of the Registrant".

  Government Regulation

     Internet access and online services are not subject to direct regulation in the United States, but changes in the regulatory environment relating to the telecommunications and media industry could have an effect on Prodigy's business, financial condition, results of operations or prospects. For example, Federal Communications Commission regulatory review and rulemaking could result in regulation of the Internet and online services industry which could result in increased telecommunications costs for participants in the Internet industry, including Prodigy. The Company cannot predict whether, or to what extent, any such new rulemaking will occur, or what effect any such rulemaking would have on Prodigy. There can be no assurance the Company will not be adversely affected by any such matters. See "Item 1. Business--Government Regulation".

  Possible Acquisitions

     The Internet services industry is highly fragmented, consisting of more than 5,000 ISPs in the United States, and is expected to undergo substantial consolidation over the next few years. See "--Intense Competition". The Company evaluates acquisition opportunities on an ongoing basis and at any given time may be, and at the present time is, engaged in discussions with respect to possible acquisitions or other business combinations. The Company may seek strategic acquisitions that can complement the Company's current or planned business activities, particularly the expansion of value-added services such as Web hosting. The Company may also seek to acquire other ISPs as an additional means of customer acquisition or entry into new markets. Such acquisitions may not be available at the times or on terms acceptable to the Company, or may not be available at all. In addition, any acquisitions that the Company makes may involve risks, including the successful integration and management of acquired operations and personnel. The integration of acquired businesses may also lead to the diversion of management attention from other business matters. No assurance can be given that suitable acquisitions can be identified, financed and completed on acceptable terms or that any acquisitions by the Company will be successful. See "Item 1. Business--Business Strategy".

  No Public Market; Possible Volatility of Stock Price

     Prior to the IPO, there was no public market for the Common Stock, and there can be no assurance that an active trading market will be sustained or that the market price of the Common Stock will not decline below the IPO price. Market prices for securities of ISPs and other participants in the Internet industry have been and may continue to be highly volatile. Such volatility may be caused by factors outside of the Company's control and may be unrelated or disproportionate to the Company's operating results.

  No Dividends

     The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company's current policy is to retain earnings, if any, to provide funds for the operation and expansion of its business. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Prodigy Communications Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Prodigy Communications Corporation and its subsidiaries (the "Company") at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PricewaterhouseCoopers LLP

New York, New York
March 10, 1999

                      PRODIGY COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

               (in thousands except share and per share amounts)

                                                                                               December 31,
                                                                                      -----------------------------
              ASSETS:                                                                     1997             1998
                                                                                      ------------      -----------
Current assets:
  Cash and cash equivalents                                                           $     12,363       $   12,180
  Trade accounts receivable, net of allowances for doubtful accounts
    of $685 and $367 at December 31, 1997 and 1998, respectively                             1,740              966
  Other receivables                                                                            674                -
  Prepaid expenses                                                                           1,379            1,691
  Other current assets                                                                       1,108              106
                                                                                      ------------       ----------
  Total current assets                                                                      17,264           14,943

Restricted cash                                                                              4,148            5,420
Property and equipment, net                                                                 18,327           12,998
Tradename, net                                                                              30,246           26,579
Goodwill, net                                                                               13,138           11,587
Deferred network costs, net                                                                  8,167            5,939
Notes receivable, net of deferred gain of $16,148
  at December 31, 1997 and 1998                                                                  -                -
Assets held for sale                                                                         1,650                -
Other assets                                                                                   510              866
                                                                                      ------------       ----------
         Total assets                                                                 $     93,450       $   78,332
                                                                                      ============       ==========

          LIABILITIES and STOCKHOLDERS' EQUITY:

Current liabilities:
  Notes payable                                                                       $      2,000       $    2,000
  Accounts payable                                                                          15,650            6,184
  Accrued compensation                                                                       2,348            3,000
  Accrued restructuring and other special costs                                              7,875            4,705
  Other accrued expenses                                                                    33,344           22,451
  Unearned revenue                                                                           4,552           10,200
                                                                                      ------------       ----------
 Total current liabilities                                                                  65,769           48,540

Notes payable-related parties                                                               10,000                -
                                                                                      ------------       ----------
         Total liabilities                                                                  75,769           48,540

Commitments and contingencies (Note 12)

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized;
    none issued or outstanding                                                                   -                -
  Contingent convertible notes                                                              30,500           30,500
  Common stock, $.01 par value;  280,000,000 and 280,000,000 shares authorized; 33,803,894 and 45,034,297 shares issued and
   outstanding out at December 31, 1997 and 1998, respectively                                 338              450
  Additional paid-in capital                                                               218,736          294,296
  Accumulated deficit                                                                     (227,704)        (292,787)
  Accumulated other comprehensive loss                                                        (189)               -
  Note receivable from stockholder                                                          (4,000)          (2,667)
                                                                                      ------------       ----------
         Total stockholders' equity                                                         17,681           29,792
                                                                                      ------------       ----------
         Total liabilities and stockholders' equity                                   $     93,450       $   78,332
                                                                                      ============       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                      PRODIGY COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS

               (in thousands except share and per share amounts)

                                                            Year Ended December 31,
                                                          --------------------------
                                                            1996      1997     1998
                                                          --------   -------  ------
Revenues:
  Internet and online service revenues:
    Prodigy Internet                                      $   113  $ 29,459  $ 80,696
    Prodigy Classic                                        90,600    98,793    48,212
                                                           ------   -------   -------
                                                           90,713   128,252   128,908
  Other                                                     8,201     5,940     7,232
                                                           ------   -------   -------
Total revenues                                             98,914   134,192   136,140
                                                           ------   -------   -------

Operating costs and expenses:
  Costs of revenue                                         70,204   100,174    99,213
  Marketing                                                21,253    60,461    41,830
  Product development                                       8,921    16,822    12,917
  General and administrative                               53,474    63,270    52,665
  Acquired incomplete technology                           20,874         -         -
  Restructuring and other special costs                     3,147     9,854         -
  Write-down of assets held for sale                            -     2,400         -
  Loss on sale of cellular assets                               -       848         -
                                                         --------  --------  --------
Total operating costs and expenses                        177,873   253,829   206,625
                                                         --------  --------  --------

Operating loss                                            (78,959) (119,637)  (70,485)

  (Gain) on sale of assets                                      -         -    (5,176)
  Loss on equity investment in joint venture                  539    12,101         -
  Write-down (recovery) of equity investment                9,053      (250)        -
  Interest income                                            (392)     (272)   (1,541)
  Interest expense                                          2,643     1,559     1,315
                                                         --------  --------  --------
Net loss                                                 $(90,802)$(132,775) $(65,083)
                                                         ========  ========  ========

Basic and diluted loss per share                           $(8.76)   $(7.66) $  (1.60)
                                                         ========  ========  ========
Weighted average number of common shares outstanding -
used in computing basic and diluted net loss per share     10,361    17,337    40,746
                                                         ========  ========  ========


The accompanying notes are an integral part of the consolidated financial statements.

                      PRODIGY COMMUNICATIONS CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               (in thousands except share and per share amounts)


                                                   CONTINGENT            COMMON STOCK          ADDITIONAL
                                                   CONVERTIBLE        -------------------        PAID-IN      ACCUMULATED
                                                      NOTES            SHARES     AMOUNT         CAPITAL        DEFICIT
                                                  --------------      --------    -------     -----------    -------------
Balance at December 31, 1995                                            8,632      $  86       $   4,084      $   (4,127)
Issuance of common stock for cash                                       3,208         32          43,164
Issuance of common stock for services                                       8                         90
Issuance of common stock to purchase minority
     interest in subsidiary                                                87          1           1,049
Conversion of credit facility                                             375          4           4,496
Issuance of contingent convertible notes           $     30,500
Comprehensive loss:
     Net loss                                                                                                    (90,802)
     Other comprehensive losses:
     Translation adjustment
     Comprehensive loss
                                                   ------------       -------     ------       ---------      ----------
Balance at December 31, 1996                             30,500        12,310        123          52,883         (94,929)
                                                   ------------       -------     ------       ---------      ----------
Issuance of common stock for cash                                      14,913        149          71,890
Issuance of common stock on conversion
     of advances from stockholders                                      8,547         86         102,565
Acquisition and retirement of treasury shares                          (1,966)       (20)         (8,602)
Comprehensive loss:
     Net loss                                                                                                   (132,775)
     Other comprehensive losses:
     Translation adjustment
     Comprehensive loss
                                                   ------------       -------     ------       ---------      -----------
Balance at December 31, 1997                             30,500        33,804        338         218,736        (227,704)
                                                   ------------       -------     ------       ---------      -----------
Issuance of common stock for cash                                      11,254        112          74,926
Issuance of common stock on conversion of
     advances from stockholders
Options granted at below fair value                                                                  730
Acquisition and retirement of treasury shares                             (24)                       (96)
Comprehensive loss:
     Net loss                                                                                                    (65,083)
     Other comprehensive income:
     Translation adjustment
     Comprehensive loss
                                                   ------------       -------     ------       ---------      -----------
Balance at December 31, 1998                       $     30,500        45,034      $ 450       $ 294,296      $ (292,787)
                                                   ============       =======     ======       =========      ===========


                                                         ACCUMULATED
                                                             OTHER               NOTE
                                                         COMPREHENSIVE         RECEIVABLE
                                                            (LOSS)               FROM            COMPREHENSIVE
                                                            PROFIT            STOCKHOLDER             LOSS               TOTAL
                                                        ---------------      -------------      ---------------      ------------
Balance at December 31, 1995                             $          (4)                                                $       39
Issuance of common stock for cash                                                                                          43,196
Issuance of common stock for services                                                                                          90
Issuance of common stock to purchase minority
     interest in subsidiary                                                                                                 1,050
Conversion of credit facility                                                                                               4,500
Issuance of contingent convertible notes                                                                                   30,500
Comprehensive loss:
     Net loss                                                                                     $   (90,802)            (90,802)
     Other comprehensive losses:
     Translation adjustment                                        (26)                                   (26)                (26)
                                                                                                  -----------
     Comprehensive loss                                                                           $   (90,828)
                                                        --------------       ----------           ============         -----------
Balance at December 31, 1996                                       (30)                                               $  (11,453)
                                                        --------------       ----------                               ----------
Issuance of common stock for cash                                              $ (4,000)                                  68,039
Issuance of common stock on conversion of
     advances from stockholders                                                                                          102,651
Acquisition and retirement of treasury shares                                                                             (8,622)
Comprehensive loss:
     Net loss                                                                                    $   (132,775)          (132,775)
     Other comprehensive losses:
       Translation adjustment                                     (159)                                  (159)              (159)
                                                                                                 ------------
       Comprehensive loss                                                                        $   (132,934)
                                                        --------------       ----------          ============         ----------
Balance at December 31, 1997                                      (189)          (4,000)                              $   17,681
                                                        --------------       ----------                               ----------
Issuance of common stock for cash                                                                                         75,038
Issuance of common stock on conversion                                            1,333                                    1,333
     of advances from stockholders                                                    -                                        -
Options granted at below fair market value                                                                                   730
Acquisition and retirement of treasury shares                                                                                (96)
Comprehensive loss:
     Net loss                                                                                   $     (65,083)           (65,083)
     Other comprehensive losses:
       Translation adjustment                                     189                                     189                189
                                                                                                -------------
       Comprehensive loss                                                                       $     (64,894)
                                                        --------------         --------         =============         ----------
Balance at December 31, 1998                            $     -                $ (2,667)                              $   29,792
                                                        ==============         ========                               ==========


See footnote 16 - Subsequent Events (UNAUDITED) for a description of the one-for-four reverse stock split.

The accompanying notes are an integral part of the consolidated financial statements.

                      PRODIGY COMMUNICATIONS CORPORATION

                     Consolidated Statements of Cash Flows

              (in thousands except share and per share amounts)



                                                                                             Years Ended December 31,
                                                                              ------------------------------------------------
                                                                                    1996               1997              1998
                                                                              ------------------------------------------------
Cash flows from operating activities:
Net loss                                                                      $    (90,802)      $   (132,775)    $    (65,083)
Adjustments to reconcile net loss to net cash used in operating activities:
   Loss on equity investment in joint venture                                          539             12,101                -
   Write-down (recovery) of equity investments                                       9,053               (250)               -
   Acquired incomplete technology                                                   20,874                  -                -
   Services settled by issuance of common stock                                         90                  -                -
   Gain on sale of assets                                                                -                  -           (5,176)
   Option grants at below fair value                                                     -                  -              730
   Loss on sale of cellular assets                                                       -                848                -
   Depreciation and amortization of property and equipment                           7,108             11,997            7,896
   Amortization of goodwill                                                            840              1,551            1,551
   Amortization of tradename                                                         1,915              3,455            3,667
   Amortization of deferred network costs                                                -              1,335            2,228
   Write-down of assets held for sale                                                    -              2,400                -
   Amortization of deferred software development costs                               1,047              1,159                -
   Write-down of deferred software development costs to net realizable value         1,399              1,946                -
   Provision for doubtful accounts                                                     930               (245)            (318)
   Change in operating assets and liabilities, net of effects of acquisitions and disposals:
      Trade accounts receivable                                                        690              1,838            1,092
      Other receivable                                                                   -               (674)             674
      Prepaid expenses                                                                 436              1,340             (312)
      Other assets                                                                    (257)            (1,016)             646
      Assets held for sale                                                         (10,334)            (5,325)           1,650
      Accounts payable                                                              21,279             (9,314)          (9,466)
      Accrued compensation                                                           3,438             (1,089)             652
      Accrued restructuring and other special costs                                    730             (2,178)          (3,170)
      Other accrued expenses                                                             -             (2,336)         (10,893)
      Unearned revenue                                                              (4,269)             1,193            5,648
                                                                              ------------        -----------      -----------
        Net cash used in operating activities                                      (35,294)          (114,039)         (67,984)
                                                                              ------------        -----------      -----------

Cash flows from investing activities:
   Cash paid for Prodigy Services Company, net of cash acquired                    (21,088)                 -                -
   Equity investments                                                               (9,053)                 -                -
   Acquisition of property and equipment                                            (8,820)            (8,556)          (2,567)
   Deferred software development costs                                              (3,575)                 -                -
   Investment in joint venture                                                      (5,700)            (7,006)               -
   Increase in other assets                                                            323                308                -
   Proceeds from sale of assets                                                          -                  -            5,176
                                                                              ------------        -----------      -----------
        Net cash used in investing activities                                      (47,913)           (15,254)           2,609
                                                                              ------------        -----------      -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                           43,196             68,039           74,942
   Repayment of notes payable to related parties                                         -            (46,000)         (32,100)
   Proceeds from notes payable to related parties                                   58,900                  -           22,100
   Repayment of borrowings                                                               -                  -          (30,000)
   Proceeds from borrowings                                                          2,000            102,651           30,000
   Payment of note receivable from stockholder                                           -                  -            1,333
   Increase in restricted cash                                                           -             (4,148)          (1,272)
   Other                                                                               (26)              (161)             189
                                                                              ------------        -----------      -----------
        Net cash provided by financing activities                                  104,070            120,381           65,192
                                                                              ------------        -----------      -----------
Net increase (decrease) in cash and cash equivalents                                20,863             (8,912)            (183)
                                                                              ------------        -----------      -----------
Cash and cash equivalents, beginning of period                                         412             21,275           12,363
                                                                              ------------        -----------      -----------
Cash and cash equivalents, end of period                                      $     21,275       $     12,363     $     12,180
                                                                              ============        ===========      ===========


                                                                                             Years Ended December 31,
                                                                              ------------------------------------------------
                                                                                    1996             1997              1998
                                                                              ------------------------------------------------
Cash paid for interest                                                          $    2,428        $    1,177       $    1,164
                                                                                ==========        ==========       ==========
Noncash investing and financing activities:
    Conversion of advances from stockholder to common stock                     $    4,500        $  102,651
    Contingent convertible notes and contingent warrants
      issued in exchange for contingent convertible note                                 -            30,500                -
    Sale of network assets in exchange for service agreement                             -             9,502                -
    Acquisition of minority interest in "Comstar Cote d'Ivoire,"
      in exchange for 350,000 shares of common stock                            $    1,050        $        -       $        -
                                                                                ==========        ==========       ==========
Acquisition of business, net of cash acquired:
    Fair value of assets acquired                                               $  136,095        $        -       $        -
    Cash paid for assets, including direct costs                                   (47,616)                -                -
    Issuance or contingent convertible notes                                       (30,500)                -                -
                                                                                ----------        ----------       ----------
Liabilities assumed                                                             $   57,979        $        -       $        -
                                                                                ==========        ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                      PRODIGY COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (in thousands except share and per share amounts)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Prodigy Communications Corporation (the "Company") is a leading nationwide Internet Service Provider ("ISP"). The Company is controlled by Carso Global Telecom, S.A. de C.V. ("Carso Global Telecom") through a majority voting equity interest in the Company's common stock. The Company was formed in June 1996, under the name Prodigy, Inc., to acquire Prodigy Services Company ("PSC") and to hold International Wireless Incorporated ("IW") and other communications interests. All outstanding common stock of IW was converted into common stock of the Company on a one-for-one basis in June 1996. The assets and liabilities of IW were carried over to the Company at historical cost as the respective shareholders maintained their relative ownership percentages existing immediately prior to the conversion. Accordingly, the financial statements prior to the acquisition of Prodigy Services on June 17, 1996, consist solely of IW. IW was incorporated on May 23, 1994, to develop and operate cellular telephone systems in Africa. IW's other communications interests consisted of Africa Online, Inc. (see Note 5-Dispositions), a wholly-owned subsidiary engaged in Internet access and online services in Africa, an equity investment in Global Enterprise Services, Inc. (see Note 4-Acquisitions) and an equity investment in a start-up joint venture in China (see Note 5-Dispositions).

     Since the acquisition of PSC, the Company has been in the midst of a major transformation, both domestically and internationally. In the United States, the Company launched its open standards based Internet access service ("Prodigy Internet") in October 1996. The Company's cellular telephone assets and operations were sold in January 1997. In 1997, the Company determined that its primary focus will be as an ISP and decided to discontinue the production of its own content for Prodigy Internet. The Company sold its African operations and negotiated a settlement of its liabilities in connection with the closing of its Asian operations (see
     Note 5-Dispositions).

     The acquisition of PSC was accounted for as a purchase. Accordingly, the results of operations of PSC since the date of acquisition, June 17, 1996, are included in the accompanying consolidated statements of operations for the year ended December 31, 1996. The Company's accounts as of the date of the acquisition reflect the fair value of the assets acquired and liabilities assumed (see Note 4-Acquisitions).

     The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations through public financings (see Note 16 Subsequent Events (Unaudited)), collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. During 1998 the Company has received additional financing of approximately $75 million through the issuance of common stock. Management believes that the additional funding through the sources mentioned above will be sufficient to enable the Company to meet its planned expenditures through at least December 31, 1999.

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


2.   SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION
     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     ESTIMATES AND ASSUMPTIONS
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by the Company include the useful lives of fixed assets and the recovery of fixed assets, capitalized software, goodwill, tradename, deferred network asset and deferred tax assets.

     FOREIGN CURRENCY TRANSLATION
     The functional currencies of the Company's foreign subsidiaries are the local currencies. Accordingly, assets and liabilities of foreign subsidiaries are translated to U.S. dollars at period-end exchange rates and revenues and expenses are translated using the average rates during the period. The effects of foreign currency translation adjustments have been accumulated and are included as a separate component of stockholders' equity. Foreign currency transaction gains and losses, arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies, were immaterial for all periods presented.

     REVENUE RECOGNITION
     Internet and on-line service revenues encompass subscription and usage fees and are earned over the period services are provided. Other revenues, consisting principally of marketing services and transaction fees from the sale of merchandise, are recognized as services are provided or fees are earned. Unearned revenue consists primarily of subscription fees billed in advance.

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


     SUBSCRIBER ACQUISITION COSTS
     Direct response advertising costs which result in subscriber registrations without further effort required by the Company are capitalized and amortized over their estimated useful life subject to recoverability limitations. No such subscriber acquisition costs have been capitalized due to the uncertainty of recovery. General marketing costs, as well as all other costs related to the acquisition of subscribers, are expensed as incurred.

     ADVERTISING COSTS
     Advertising costs are included in marketing expenses and are expensed as incurred.

     CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid investments with original maturities at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value because of the short maturity of these instruments.

     RESTRICTED CASH
     Restricted cash represents collateral for outstanding letters of credit, the escrow portion of proceeds relates to the Company's sale of a subsidiary and collateral for a surety bond filed with a state government.

     PROPERTY AND EQUIPMENT
     Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are relieved and any resulting gain or loss is recognized.

     PRODUCT DEVELOPMENT COSTS
     Software development costs are expensed as incurred until technological feasibility has been established. The Company determines technological feasibility upon the completion of a working model. Once technological feasibility has been established, such costs are capitalized until the software is available for general release to customers. Amortization is calculated on a product-by-product basis, using the greater of the straight-line basis over the estimated economic lives of the related products, two years, or the ratio of current gross revenue to total current and expected future gross revenue for the related products, also over two years. The straight-line basis has produced a greater charge and, accordingly, has been used exclusively to date. The amortization and write-down of deferred software development costs is included in "Costs of Revenue."

     Amortization of deferred software development costs totaled $1,047, $1,159 and $0 in 1996, 1997 and 1998, respectively.

                      PRODIGY COMMUNICATIONS CORPORATION

              (in thousands except share and per share amounts)


     RESEARCH AND DEVELOPMENT
     Research and development costs are expensed as incurred.

     INVESTMENT IN JOINT VENTURE
     The Company had an investment in a foreign joint venture operating in China which was accounted for under the equity method of accounting, as the Company did not have a controlling interest. As of December 31, 1997, the Company's investment was written down to its net realizable value of zero (see Note 5 - Dispositions).

     The assets and revenues of the joint venture were immaterial for all periods presented.

     TRADENAME
     The "Prodigy" tradename was recorded at fair value as of June 17, 1996, upon the acquisition of PSC. The tradename is amortized on a straight-line basis over 10 years.

     GOODWILL
     Goodwill relates to the excess of cost over the fair value of the net assets purchased upon the acquisition of PSC as of June 17, 1996. Goodwill is amortized on a straight-line basis over 10 years.

     LONG-LIVED ASSETS
     The Company periodically evaluates the net realizable value of long-lived assets, including the Prodigy tradename, goodwill and property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows derived from the asset are less than its carrying value. In addition, the Company's evaluation considers nonfinancial data such as market trends, product and development cycles, and changes in management's market emphasis.

     INCOME TAXES
     Deferred tax liabilities and assets are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using current statutory rates. A valuation allowance is applied against net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     CONTINGENT CONVERTIBLE NOTES
     The contingent convertible notes issued in connection with the acquisition of PSC are classified in Stockholders' Equity. In 1997, the Company exchanged the contingent convertible notes for contingent convertible notes and contingent warrants (see Note 9 - Contingent Convertible Notes and Warrants).

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


     ACCOUNTING FOR STOCK-BASED COMPENSATION
     The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," in 1996. As permitted by SFAS No. 123, the Company has elected to continue to apply the intrinsic value methodology provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," for the grants or awards of equity instruments to employees. In accordance with APB 25 no expense was recorded during 1996 and 1997. During 1998 approximately $730 of compensation expense was recorded. As required by SFAS No. 123, the Company has disclosed the pro forma effect on net loss of using a fair value approach to measure compensation for grants or awards of equity instruments in 1996, 1997 and 1998 (see Note 12-Stock Options and Warrants.

     NET LOSS PER SHARE
     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. As the Company incurred losses for all periods presented, there is no difference between basic and diluted earnings per share.

     CONCENTRATIONS OF CREDIT RISK
     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. Concentration of credit risk with respect to cash is limited as the Company invests its cash in deposits with several financial institutions. Concentration of credit risk with respect to trade receivables is limited as the outstanding total represents a large number of customers with individually small balances. The Company does not require collateral or other security against trade receivable balances; however, it does maintain reserves for potential credit losses and such losses have been within management's expectations.

     RECLASSIFICATIONS
     Certain amounts from the prior year have been reclassified to conform with the current year presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company does not expect the adoption of this standard to have a material effect on the Company's capitalization policy.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start up activities and organization costs to be expensed as incurred. As the Company has expensed these costs historically, the adoption of this standard is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company has determined that it does not have any separately reportable business segments.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a significant impact on the Company's results of operations, financial position or cash flows.

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)



3.   RESTRUCTURING AND OTHER SPECIAL COSTS

     FISCAL YEAR 1996 RESTRUCTURINGS AND OTHER SPECIAL COSTS
     The components of the Company's restructuring provision at December 31, 1996 are detailed below:

     (A)  Prodigy services                  $   8,321
     (B)  Cost reduction plan                   3,147
                                              -------

                                            $  11,468
                                              =======

     (A) In connection with the acquisition of PSC as of June 17, 1996, the Company assumed non-recurring liabilities classed as "Accrued Restructuring and Other Special Costs" of $10,738, of which $8,321 remained outstanding as of December 31, 1996, and payable in 1997. These non-recurring liabilities related to restructuring plans which occurred prior to the acquisition date in connection with (i) a lease cancellation penalty for PSC's lease of its White Plains, NY facilities, of which $7,826 was outstanding as of December 31, 1996, and (ii) salary continuance and related liabilities resulting from job eliminations and early retirements of certain executives, of which $495 was outstanding as of December 31, 1996.

     (B) In 1996, subsequent to the PSC acquisition, the Company approved another restructuring plan to reduce costs through additional job eliminations and a reduction in the use of leased office space, and as a result, recorded a restructuring charge of $3,147. Approximately 20 employees were terminated in January 1997 and the related severance cost of $659 was included in "Accrued Restructuring and Other Special Costs" at December 31, 1996. Beginning in November 1996, the Company vacated 29% of its leased space in White Plains, N.Y. The cost of the lease attributed to the idle leased facility amounted to $2,488 and was included in "Accrued Restructuring and Other Special Costs" as of December 31, 1996.

     During 1997, the Company paid the balance of the 1996 accrued restructuring and other special costs.

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


     FISCAL YEAR 1997 RESTRUCTURINGS AND OTHER SPECIAL COSTS
     In an effort to decrease cash outflows and more efficiently manage its business, the Company decided to restructure its operations and outsource its network and content production functions. The Company's provisions, expenditures and remaining balances to be paid are detailed below:

                                                                                       ACCRUED                           ACCRUED
                                                                                       COSTS AT                          COSTS AT
                                                        1997           1997          DECEMBER 31,         1998         DECEMBER 31,
                                                       COST        EXPENDITURES          1997         EXPENDITURES        1998
                                                      ---------  ----------------  ---------------  ---------------- ---------------
        (A)  Network termination costs                $   4,740                        $   4,740         $    849        $   3,891
        (B)  Employee severance                           2,900  $         1,979             921              921                0
        (C)  Discontinuance of content production           585                              585              585                0
        (D)  Medford, MA Facility Closing                 1,629                            1,629              815              814
                                                      ---------  ----------------  ---------------  ---------------- ---------------
                                                      $   9,854  $          1,979      $   7,875         $  3,170        $   4,705
                                                      =========  ================  ===============  ================ ===============


     (A) In connection with the sale of its network (see Note 5 - Dispositions, Sale of Network), the Company incurred liabilities related primarily to early termination payments and other contractual obligations for certain non-cancelable network related agreements. Management expects to use this reserve in full by the year ending December 31, 2001.

     (B) The Company implemented a restructuring plan to reduce costs through job elimination and as a result recorded a charge of $2,900. Approximately 80 employees throughout the Company were terminated. The entire reserve was used in 1997 and 1998 to make severance payments to employees identified as part of the original plan.

     (C) The Company decided to discontinue the production of its own content and as a result recorded a charge of $585 to account for the employee termination costs and the costs to settle content related contractual obligations. Approximately 25 employees were terminated. The entire reserve was used in 1997 and 1998 to make severance payments to employees identified as part of the original plan.

     (D) The Company's Medford, Massachusetts location has been closed and a charge of $1,629 was recorded to account for the costs of employee terminations and lease cancellation. Management expects to use this reserve in full by the year ending December 31, 2001. The terminated employees were involved with the Company's international operations and/or former headquarters management. Approximately 20 employees were terminated.

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


4.   ACQUISITIONS

     ACQUISITION OF MINORITY INTEREST IN SUBSIDIARY
     In January 1996, the Company purchased 90 shares of common stock of Comstar Cellular S.A. Cote d'Ivoire ("Comstar Cote d'Ivoire") from a minority shareholder and employee in exchange for $300 in cash and 87,500 shares of common stock of the Company with a value of $12.00 per share. As a result of this transaction, the Company's equity interest in Comstar Cote d'Ivoire increased from 91% to 100%.

     The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, representing goodwill, amounted to $1,350 and was included with assets held for sale in connection with the sale of International Wireless, which included the cellular operations of Comstar Cote d'Ivoire.

     INVESTMENT IN GLOBAL ENTERPRISE SERVICES, INC. ("GES")
     During the period from January 1996 to March 1996, the Company acquired a 48% voting interest in GES, represented by 4,800,000 shares of convertible preferred stock, for $9,000. The preferred stock had voting rights and was convertible into common stock. In 1996, the Company recorded a charge of $9,053 to reduce the carrying value of its investment in GES to an estimated net realizable value of zero.

     In January 1997, pursuant to a redemption agreement, the Company disposed of its 48% interest in GES for $250.

     ACQUISITION OF PRODIGY SERVICES
     On June 17, 1996, the Company acquired all of the partnership interests of International Business Machines Corporation ("IBM") and Sears Roebuck and Co. ("Sears") in PSC. The Company acquired the assets and assumed the liabilities of PSC, with the exception of certain patents and all obligations and liabilities related to employee retirement and other postretirement benefit plans. The assets purchased and liabilities assumed, and related results of operations, are included in the consolidated financial statements of the Company from the date of acquisition. The aggregate purchase price of $78,116 consisted of a cash payment of $40,800, the issuance of Contingent Convertible Notes (see Note 9 - Contingent Convertible Notes and Warrants) valued at $30,500, and direct acquisition related expenses of $6,816.

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


     The acquisition was accounted for as a purchase. The purchase price, including direct costs of $6,816, was allocated based on fair values, as follows:

         Purchase price                                                $      78,116
         Add:  fair value of net liabilities assumed                          23,009
                                                                       -------------
         Excess to allocate                                                  101,125

         Less:  excess allocated:
           Tradename                                                          35,668
           Property and equipment                                             27,154
           Completed technology-Prodigy Classic                                1,900
           Incomplete technology-Prodigy Internet                             20,874
           Goodwill                                                           15,529

     The fair value of intangible assets was determined using a risk adjusted discounted cash flows approach. Specifically, the Prodigy Internet technology acquired was evaluated through extensive interviews and analysis of data concerning the state of the technology and needed developments.
     The evaluation of the underlying technology acquired considered the inherent difficulties and uncertainties in completing the development, and thereby achieving technological feasibility, and the risks related to the viability and potential changes to target markets. Incomplete technology had no alternative future use. Therefore, the Company recognized a charge of $20,874 for the purchase of incomplete technology in 1996.

     In connection with the acquisition, the Company entered into a Funding Agreement (the "Funding Agreement"), as described in Note 8 - Notes Payable, with Carso Global Telecom and another stockholder of the Company (the "Stockholder"). The Funding Agreement was amended in October 1996 and March 1997.


5.   DISPOSITIONS

     SALE OF INTERNATIONAL WIRELESS
     Effective January 1997, the Company sold all issued outstanding capital stock of IW to a company (the "Buyer") formed by a former executive and shareholder of the Company (the "Executive"). The Executive was a former director of the Company and a former director and officer of IW. Effective as of October 21, 1996, the Executive resigned as a director of, and from all other positions with, the Company and IW. Immediately prior to the sale of IW, the Executive owned 1.0% of the Company's outstanding shares, and the management team of the Buyer (including the Executive) held an aggregate of 3.3% of the Company's outstanding shares. The management team including minority investors held greater than

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

     10.0% of the Company's outstanding shares immediately prior to the sale of IW. The executive has no continuing involvement in the Company either as an employee or stockholder. The assets of IW at the time of the sale consisted of cellular communications licenses and license applications in certain African countries, and the associated rights and assets used in the Company's cellular telephone activities. Africa Online, Inc., formerly a wholly-owned subsidiary of IW, had been transferred to another subsidiary of the Company (see Exit of International Operations, below). The Company also retained the joint venture investment in China previously held by IW (see Exit of International Operations, below). The selling price consisted of (i) the surrender of 1,392,857 shares of common stock of the Company,
     (ii) a Promissory Note (the "Note") in the amount of $21,500 due in full on July 27, 1997, including $1,500 in reimbursement of capital expenditures made by the Company for the benefit of IW, secured by a pledge of 67% of the shares of IW purchased from the Company, and bearing interest at 9% until April 27, 1997 and 12% thereafter, and (iii) the termination of the Executive's fully vested options to purchase 125,000 shares of common stock for $1.00 per share and 125,000 shares of common stock for $8.00 per share.

     In October 1997, the Company and the Buyer modified the Note as follows:
     (i) the due date was extended to January 31, 1999, (ii) the Note is unsecured, (iii) the interest rate was reduced to 8%, (iv) the Note is subject to mandatory repayment out of the net proceeds from an acquisition of IW, (v) the Note is also subject to mandatory repayment to the extent of 10% of the first $5,000 in net financing proceeds received by IW (with certain exceptions), 20% of the next $5,000 in proceeds and 40% of all proceeds in excess of $10,000, and (vi) the Company is allowed to convert the Note upon maturity into equity securities of IW at a 20% discount from the price at which IW has sold equity securities to investors. The Buyer also surrendered an additional 573,580 shares of common stock of the Company in exchange for a reduction in IW's unpaid obligations at October 31, 1997 to $16,148.

     As a result of the restructuring of the Note and the revaluation of the Company's stock from $12.00 to $4.00 per share, a loss on the sale of IW of $848 was recorded in 1997. The Note has been valued at zero. Any future cash collected against the Note will be accounted for as a gain in "Other Income."

     SALE OF NETWORK

     Prodigy owned and operated its own network in the United States until July 1, 1997. Effective July 1, 1997, the Company sold to Splitrock Services, Inc. ("Splitrock") certain of its network assets. Splitrock agreed to: (i) assume equipment leases, maintenance and license liabilities related to network assets, and (ii) enter into a Full Service Agreement whereby Splitrock will provide certain network services to the Company including commitments to meet certain capacity and performance requirements. Carso Global Telecom owns a minority interest in Splitrock.

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


     The Company also entered into a Sublease Agreement pursuant to which Splitrock subleases a portion of the Company's leased space in Yorktown Heights, New York, effective July 1, 1997 through February 28, 2001.

     Pursuant to the Full Service Agreement, effective July 1, 1997, Splitrock provides to the Company network services consisting primarily of end-to-end connection services from subscriber dial-up lines to the Company's data center. Splitrock charges Prodigy at a fixed rate per subscriber, subject to a monthly maximum usage limit, after which an incremental hourly rate is charged, and certain minimum charges (see Note 13-Commitments and Contingencies). The Company incurred network charges to Splitrock of approximately $22,700 and $64,100 for the years ended December 31, 1997 and December 31, 1998, respectively.

     Additionally, the Company's accounts payable to Splitrock for the years ended December 31, 1997 and December 31, 1998 was $0 and approximately $2,500, respectively.

     Under a transition services agreement, Prodigy agreed to pay for certain of Splitrock's operating expenses and to provide temporary network-related services to Splitrock, including accounting, human resources and purchasing functions. Splitrock agreed to reimburse Prodigy for expenses incurred and the cost of providing these support services (excluding termination penalties under existing network contracts). The total of the reimbursed expenses and service costs in 1997 was $27,532. The reimbursed amounts have been offset against the corresponding expenses and costs in the statements of operations. The transition services agreement terminated on December 31, 1997, although the Company continued to provide certain incidental services and make payments on behalf of Splitrock through June 30, 1998. The net amount due from Splitrock under the Full Service Agreement and the transition services agreement as of December 31, 1997 was $674. This amount is recorded under the heading "Other Receivable" on the balance sheet. Splitrock has notified Prodigy of the Prodigy Local Site ("PLS") leases, which it wishes to assume, and Prodigy remains liable for all PLS leases not assumed by Splitrock. Prodigy also remains liable for all obligations and termination penalties under its existing agreements with IBM Global Network Services and other third-party providers of Points of Presence ("POPs"). The costs associated with the PLS leases retained by the Company and the termination penalties have been accrued as part of network termination costs as of December 31, 1997 (see Note 3 - Restructuring and Other Special Costs).

     Upon termination of the transition services agreement, a Full Services Agreement became effective, and Splitrock hired all Prodigy employees engaged in Prodigy's network operations. Splitrock is required to provide dial-up network access in all locations in which Prodigy provided dial-up services as of July 1, 1997. Commencing December 31, 1999, Splitrock will not be required to support the proprietary standards on which the Prodigy Classic service operates.

     Under the Full Service Agreement, Splitrock is required to meet specified service level objectives. Splitrock's failure to meet the service level objectives results in financial penalties. If Splitrock fails to meet the service level objectives for an extended period of

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

     time, Prodigy may terminate the Full Service Agreement. In addition, if there is a system-wide failure, or Splitrock breaches specified financial covenants, Prodigy has the right to terminate the Full Service Agreement or assume responsibility for operating the network at Splitrock's expense.

     As a result of the sale of the network effective July 1, 1997, the Company sold property and equipment with a net book value of approximately $9,500 and did not record any gain or loss upon the sale of these assets. The net book value of the equipment was removed from property and equipment on the balance sheet and classified in "Other Intangible Assets, Net" and is being amortized over the four year term of the Splitrock contract on a straight-line basis.

     EXIT OF INTERNATIONAL OPERATIONS

     In December 1997, management decided to exit its international operations in order to focus on its domestic internet service business. During 1996 and 1997, the Company incurred losses of $539 and $12,101, respectively, in relation to its joint venture operation in China.

     The assets of Africa Online, Inc., a wholly-owned subsidiary, are carried as assets held for sale at their estimated fair value of $1,650, as of December 31, 1997. Africa Online, Inc. was originally part of IW. The Company recorded a charge of $2,400 in 1997 to reduce the carrying value of Africa Online, Inc. long lived assets, including goodwill, to their estimated net realizable value.

     On October 1, 1998, Africa Online, Inc. was sold for gross cash proceeds of $2,815, of which $750 was placed in escrow to secure certain indemnification obligations of the Company for a six month period. The sale resulted in an estimated gain to the Company of $2,900, subject to full release of the escrowed funds.

6.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

                                                                USEFUL LIFE       1997           1998
                                                               -------------    -------         -------
       Computer equipment                                         3-5 years    $  25,453       $ 26,837
       Leasehold improvements                                     3-5 years        4,177          4,778
       Furniture and equipment                                    5-8 years        1,008          1,590
                                                                               ---------       --------
                                                                                  30,638         33,205
       Less accumulated depreciation and amortization                             12,311         20,207
                                                                               ---------       --------
                                                                               $  18,327       $ 12,998
                                                                               =========       ========


     Depreciation and amortization of fixed assets was approximately $7,108, $11,997 and $7,896 for the years ended December 31, 1996, 1997 and 1998, respectively.

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

7.   TRADENAME, GOODWILL, AND DEFERRED NETWORK COSTS

     The cost and accumulated amortization of the Tradename, Goodwill and Deferred Network Costs was as follows at December 31:

                                                                                 1997               1998
                                                                            ------------         -------------
     Tradename:
          Cost                                                              $     35,668         $      35,668
          Less: accumulated amortization                                           5,422                 9,089
                                                                            ------------         -------------
                                                                            $     30,246         $      26,579
                                                                            ============         =============
     Goodwill:
          Cost                                                              $     15,529         $      15,529
          Less: accumulated amortization                                           2,391                 3,942
                                                                            ------------         -------------
                                                                            $     13,138         $      11,587
                                                                            ============         =============
     Deferred network costs:
          Cost                                                              $      9,502         $       9,502
          Less accumulated amortization                                            1,335                 3,563
                                                                            ------------         -------------
                                                                            $      8,167         $       5,939
                                                                            ============         =============

     Amortization expense in 1997 for Tradename, Goodwill and Deferred Network Costs was $3,455, $1,551 and $1,335 respectively. Amortization expense during 1998 for Tradename, Goodwill and Deferred Network Costs was $3,667, $1,551 and $2,228 respectively.


8.   NOTES PAYABLE

     Notes payable consisted of the following at December 31:

                                                                                1997               1998
                                                                            -------------       -------------
          Loan from Banco Inbursa                                           $      10,000       $           0
                                                                            -------------       -------------
          Notes payable to related parties                                  $      10,000       $           0
                                                                            =============       =============

          Loan from corporate lender                                        $       2,000       $       2,000
                                                                            =============       =============

     In June 1996, the Company entered into a loan agreement with Banco Inbursa ("Inbursa"), an affiliate of Carso Global Telecom, whereby Inbursa agreed to provide a credit facility to the Company of up to $50,000 with an original maturity date in June 1997, at an interest rate of prime plus 1/2%. Borrowings under this credit facility are collateralized by a pledge of 4,250,000 shares of the Company's common stock of which 1,750,000 shares were pledged by Carso Global Telecom and 2,500,000 shares are pledged by the stockholder. As a result of an extension of the credit facility from Inbursa, the maturity date for outstanding borrowings of $10,000 was extended from June 17, 1997 to December 31, 1999. The Stockholder had agreed to continue to make available for pledge, until June 13, 1998, 2,500,000 shares of common stock to secure a new line of credit from a U.S. bank or other debt financing to replace or extend the line of credit from Inbursa. During 1998, all loans were repaid and stock pledges terminated.

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


     Pursuant to an amendment to the Company's original Funding Agreement effective March 18, 1997, the Company exercised a Put option to issue common stock to the Stockholder for $15,000 and to Carso Global Telecom for $65,000, of which $40,000 was used to partially repay the $50,000 loan from Inbursa. The remaining Put of $45,000 was allocated $39,000 to Carso Global Telecom and $6,000 to the Stockholder. The aggregate proceeds of $80,000 from the exercise of the Put, as well as proceeds from subsequent Put exercises of $9,000, were raised through the issuance of 7,416,667 shares of common stock at $12.00 per share. All amounts available under the Put have been exercised.

     In October 1997, Carso Global Telecom and the Stockholder arranged interim financing for the Company. Carso Global Telecom agreed to (i) establish a $4,000 letter of credit required as part of the revised Contingent Convertible Notes and Warrants (see Note 9-Contingent Convertible Notes and Warrants), (ii) arrange for Inbursa to lend $13,750 to the Company, of which $3,750 is secured by the Stockholder's pledge of 1,875,000 shares of common stock, and (iii) indicate its intention to purchase, under a rights offering, its maximum allocation of 12,385,955 shares of common stock. In payment for its 12,385,955 shares, Carso Global Telecom will (i) be credited with $4,000 for the issuance of the $4,000 letter of credit, (ii) pay $13,750 directly to Inbursa on the Company's behalf, and (iii) pay to the Company the remainder of the purchase price of $31,794 less any other funds advanced to the Company prior to the closing of the rights offering. Subsequent to the issuance of the $4,000 letter of credit, on a quarterly basis, Carso Global Telecom will contribute $333, less any draws on the letter of credit, until the $4,000 has been paid to the Company. The Stockholder agreed to (i) lend the Company up to $2,250 without interest,
     (ii) pledge 1,875,000 shares of common stock to secure advances of $3,750 from Inbursa until the earlier of the closing of the rights offering (see
     Note 11 - Stockholders' Equity) or December 15, 1997, and (iii) convert its advances to the Company into common stock upon the closing of the rights offering. As of December 31, 1997, interim financing of $27,100 had been re-paid in connection with the rights offering.

     In March 1996, the Company borrowed $2,000 from a network company (the "Corporate Lender") pursuant to an 8.25% convertible note. Principal and interest were due on March 31, 1997. The note has not been formally extended. The Corporate Lender had the right within 30 days after the completion of a private placement and prior to March 31, 1997 to convert the principal and interest into common stock at the price per share at which the Company's common stock is issued in the private placement. (See
     Note 16-Subsequent Events (Unaudited)).


     In February 1998, the Company entered into an additional loan agreement with Inbursa in the amount of $16,400, payable December 31, 1999 at an interest rate of 9%. In July 1998, a further $5,700 was borrowed from Inbursa, payable December 31, 1999 at an interest rate of

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


     9%. Also in July 1998, the Company borrowed $30,000 from Bank of America National Trust and Savings Association ("Bank of America"), payable on August 14, 1998 at an interest rate of approximately 6.5%. This loan was guaranteed by Carso Global Telecom. The proceeds from this loan were used to pay down the Inbursa notes payable. During 1998, the Bank of America loan was repaid in full.

     In August 1998, the Company secured a $35,600 line of credit commitment from Carso Global Telecom. This credit facility expires on December 31, 1999 and bears interest at the LIBOR rate plus between one and five percentage points (as negotiated on a case-by-case basis).


9.   CONTINGENT CONVERTIBLE NOTES AND WARRANTS

     The Contingent Convertible Notes ("Contingent Notes") issued in connection with the acquisition of PSC (see Note 4 - Acquisitions), would have accrued interest at a rate of 8% annually commencing on December 17, 1997.

     The Contingent Notes were automatically convertible into shares constituting 15% of the Company's then outstanding common stock on a fully diluted basis, limited to the number of shares equal to a value of $200,000 plus contingent interest, upon the earlier of (i) an initial public offering by the Company resulting in gross proceeds of at least $25,000,
     (ii) an acquisition of the Company, (iii) following an initial public offering with gross proceeds of less than $25,000, the first date on which the Company's market value exceeds $200,000, or (iv) June 17, 2006. In lieu of conversion upon an initial public offering or June 17, 2006, the Company had the option, but under no circumstances the obligation, to redeem the Contingent Notes. The Contingent Notes were non-voting and the holders had no redemption rights.

     In November 1997, IBM and Sears exchanged the Contingent Notes for (i) contingent notes in the face amount of $200,000 and (ii) contingent warrants to acquire up to 15% of the Company. Subject to a maximum aggregate value of $200,000, plus contingent interest, the contingent notes are automatically convertible into shares constituting 15% of the value of the Company's common stock in excess of a market value of $250,000, upon the earlier of (i) an initial public offering by the Company resulting in gross proceeds of at least $25,000, (ii) an acquisition of the Company,
     (iii) following an initial public offering with gross proceeds of less than $25,000, the first date on which the Company's market value exceeds $200,000, or (iv) June 17, 2006. In lieu of conversion upon an initial public offering or June 17, 2006, the Company had the option, but under no circumstances the obligation, to redeem the Contingent Notes. The warrants allow IBM and Sears to purchase up to 15% of the Company at 130% of the fair market value at the date of conversion of the contingent notes. The

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


     warrants are exercisable at any time prior to the third anniversary of the conversion of the contingent notes. As a condition to these arrangements, Carso Global Telecom prepaid (as an advance to the Company) the balance due on the White Plains lease of $5,831. Carso Global Telecom also established a $4,000 letter of credit, declining quarterly over three years, to secure other payment obligations of the Company under contracts for which IBM and Sears retained liability. After conversion of the contingent notes or exercise of the contingent warrants, IBM and Sears have agreed to vote their shares of common stock in accordance with the voting recommendations of the Company's Board of Directors. The contingent notes are non-voting and the holders have no redemption rights. (See Note 16 - Subsequent Events (UNAUDITED))


10.  INCOME TAXES

     The Company had no income tax expense for the years ended December 31, 1997 and 1998 as a result of net losses. As of December 31, 1997 and 1998, the Company's deferred tax assets were as follows:

                                                                        1997           1998
                                                                 -------------      -------------
         Domestic net operating loss carryforwards               $      46,000       $     84,991
         Foreign net operating loss carryforwards                        8,840                  -
         Intangible assets                                               4,698              6,382
         Restructuring and other nonrecurring reserves                   5,357              3,838
         Other                                                           4,045                979
         Valuation allowance                                           (68,940)           (96,190)
                                                                 -------------       -------------
         Net deferred tax asset                                  $           -       $           -
                                                                 =============       =============

     At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $207,000 which may be used to offset future taxable income, beginning to expire in 2010. The utilization of the federal income tax loss carryforwards is subject to limitation as a result of a change of ownership.

     Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not realize these favorable tax attributes. Accordingly, the deferred tax assets

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


     have been fully reserved. Management revaluates the positive and negative evidence periodically.

11.  STOCKHOLDERS' EQUITY

     AUTHORIZED SHARES OF COMMON STOCK

     In 1997, the Board of Directors and the stockholders approved an increase in the authorized shares of common stock to 280,000,000 shares.

     PRIVATE PLACEMENT

     In October 1996, the Company offered up to 2,000,000 shares of its common stock in a private placement, resulting in net proceeds to the Company from investors (other than Carso Global Telecom and the Stockholder) of approximately $1,843. In February 1997, the Company increased the size of the offering from 2,000,000 shares to 4,000,000 shares of common stock and reduced the offering price to $12.00 per share from $28.00 per share. As a result of the reduction in the offering price, the Company offered to each investor the choice of either (i) receiving additional shares to reduce their average purchase price to $12.00 or (ii) rescinding their subscriptions and receiving refunds without interest upon the closing. The Company received aggregate gross proceeds of $88,843 and issued 7,403,603 shares of common stock.

     In November 1997, the Company made a Rights Offering whereby each eligible stockholder was entitled to purchase at a price of $4.00 per share, one share of the Company's common stock for each share held. The Company issued 12,640,478 additional shares and received $46,554 in cash and a $4,000 note receivable from Carso Global Telecom for the issuance of the IBM/Sears letter of credit (see Note 9 - Contingent Convertible Notes and Warrants). On a quarterly basis, Carso Global Telecom will contribute $333 less any draws on the letter of credit until the $4,000 has been paid to the Company.

     In August 1998, the Company sold 6,125,000 shares of common stock at a price of $8.00 per share to Telefonos de Mexico, S.A. de C.V. ("Telmex"), an affiliate of Carso Global Telecom, resulting in proceeds of $49,000 to the Company. At the same time Carso Global Telecom purchased an additional 1,375,000 shares of common stock at a price of $8.00 per share, resulting in proceeds of $11,000 to the Company. These proceeds were used to repay the $30,000 note payable to Bank of America and a remaining $2,100 in notes payable to Inbursa, with the balance to be used for general corporate purposes.

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

12.  STOCK OPTIONS AND WARRANTS

     In 1996, the Board of Directors and the stockholders approved a Stock Option Plan (the "Plan"). Under the Plan, options to purchase up to 2,375,000 shares of common stock may be granted to employees, directors, consultants and advisors of the Company. Options granted may be either "incentive stock options" or "nonqualified options." All options issued under the Plan are exercisable over periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options generally vest over periods ranging from 3-5 years. In September 1997, the Board of Directors and the stockholders approved an increase of 750,000 to the number of shares of common stock available for future grants. These options have the same terms and conditions as the shares initially authorized under the 1996 Plan.

     Stock option plan activity for the years ended December 31, 1996, 1997 and 1998 follows (in thousands):

                                                                 1996               1997           1998
                                                              -----------        ---------     -----------
Outstanding at January 1                                            1,197            2,286            2,299
       Options granted                                              1,703              828            1,441
       Options exercised                                                                                 (3)
       Options canceled                                              (614)            (815)          (1,367)
                                                              -----------        ---------        ---------
Outstanding at December 31                                          2,286            2,299            2,370
                                                              ===========        =========        =========
       Exercisable at December 31                                     469              867              691
                                                              ===========        =========        =========
       Available for grant at December 31                              89              825              752
                                                              ===========        =========        =========

     Weighted average option exercise price information for the years ended December 31, 1996, 1997 and 1998 follows:

                                                1996            1997            1998
                                            ---------     ------------     -------------
Outstanding at January 1                         8.60     $      12.48      $      10.72
     Options granted                            12.00     $      10.04      $       5.84
     Options exercised                              0                0             11.46
     Options canceled                           10.92     $       9.32      $      10.64
Outstanding at December 31                      12.48     $      10.72      $       5.83
                                            =========     ============     =============

     Exercisable at December 31                  7.88     $      10.96      $       6.87
                                            =========     ============     =============

                      PRODIGY COMMUNICATIONS CORPORATION

              (in thousands except share and per share amounts)


     The following table summarizes information about stock options outstanding at December 31, 1998:

                             OPTIONS OUTSTANDING                                                   OPTIONS EXERCISABLE
         --------------------------------------------------------------------------------    -------------------------------
                                                            WEIGHTED-
                                                             AVERAGE           WEIGHTED-                         WEIGHTED-
                                          NUMBER            REMAINING           AVERAGE           NUMBER          AVERAGE
             RANGE OF                  OUTSTANDING         CONTRACTUAL         EXERCISE        EXERCISABLE       EXERCISE
         EXERCISE PRICES             (IN THOUSANDS)         LIFE                PRICE        (IN THOUSANDS)        PRICE
         ---------------             -------------         -----------       ----------      ---------------   ------------
              $1.00                              6          6.2 years             $1.00                    6          $1.00
              $4.00                          1,509          8.6 years             $4.00                  388          $4.00
              $8.00                            552          9.0 years             $8.00                   52          $8.00
              $8.60                             31         10.0 years             $8.60                    0          $0.00
             $10.00                             83          5.0 years            $10.00                   83         $10.00
             $12.00                            189          6.6 years            $12.00                  162         $12.00
                                     -------------          ---------        ----------        -------------    -----------
          $1.00 to 12.00                     2,370          8.4 years             $5.83                  691          $6.87
          ==============             =============          =========        ==========        =============    ===========

     Had compensation cost for the Company been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's net losses for the years ended December 31, 1996, 1997, and 1998 would have been approximately $93,207, $136,921 and $65,872, respectively, and basic and diluted net loss per share would have been approximately $9.0, $7.9 and $1.62, respectively. The effects of this pro forma disclosure are not indicative of future amounts. Additional awards are anticipated in future years. The weighted average fair value of the options granted during the years ended December 31, 1996, 1997, and 1998 was estimated at $6.76, $1.12, and
     4.15 per share, respectively, on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for 1996 and 1997 no dividend yield, volatility of 55% for, risk-free rate of 6.16% for 1996 and 5.99% for 1997, and an expected option life of 4.6 years from date of vesting. The following assumptions were used for 1998: no dividend yield, volatility of 60%, risk free rate of 5.4% and expected option life of approximately 3 years from the date vesting.

     In determining the fair value of the common stock at the date of grant under the Plan, the Board considered a broad range of factors including the liquid nature of an investment in the Company's common stock, transactions in the Company's common stock, the Company's historical financial performance relative to that of comparable companies and its future prospects.

     REPRICING OF STOCK OPTIONS

     In June 1997, the Board approved a repricing plan to reprice employee stock options under the Plan to restore the long-term employee retention and performance incentives of the stock options outstanding. In accordance with the repricing plan, all stock options held by current, active full-time employees, with exercise prices above $12.00 per share, were canceled and replaced by the same number of options exercisable at $12.00 per share, the fair value of the Company's common stock as determined by the Board on the date of the repricing.

                      PRODIGY COMMUNICATIONS CORPORATION

              (in thousands except share and per share amounts)


     In May 1998, the Board approved a repricing plan to reprice employee stock options under the Plan to restore the long-term employee retention and performance incentives of the stock options outstanding. In accordance with the repricing plan, all stock options held by current, active full-time employees, with exercise prices above $4.00 per share, were canceled and replaced by the same number of options exercisable at $4.00 per share. The Company records compensation expense for these repriced options over the vesting periods based upon a fair value of $7.00 per share. The deferred compensation expense amounted to $3,123 at December 31, 1998.

     The exercise and vesting periods of the outstanding options were not altered by the repricings.

     In making the determinations of the fair value of the Company's common stock, the Board considered a broad range of factors including the illiquid nature of an investment in the Company's common stock, transactions of the Company's common stock, the Company's historical financial performance relative to that of comparable companies and its future prospects.

     STOCK WARRANTS

     In October 1996, the Stockholder exercised his warrant to purchase 67,500 shares of common stock at a price of $12.00 per share, less a discount resulting in proceeds of $792 to the Company. The discount was approved by the Company's Board of Directors and was agreed upon to reflect the fact that the Stockholder exercised the warrant prior to its expiration date of December 31, 1996. In December 1996, Carso Global Telecom exercised its warrant to purchase 675,000 shares of common stock at a price of $12.00 per share, resulting in proceeds of $8,100 to the Company. These warrants were granted in consideration of the commitments described in the Funding Agreement (see Note 4-Acquisition of Prodigy Services).

     The warrant to purchase 250,000 shares issued to Carso Global Telecom in 1996 was canceled in March 1997, at which time the Company granted Carso Global Telecom and the Stockholder warrants to purchase 3,250,000 shares and 500,000 shares, respectively, of common stock for $12.00 per share, exercisable prior to or on November 12, 1997. In October 1997, in consideration of the interim financing (see Note 8-Notes Payable), the exercise price was reduced from $12.00 per share to $4.00 per share.

     At December 31, 1997, the Company had warrants outstanding with various shareholders, including Carso Global Telecom, to purchase 3,859,347 shares of the Company's common stock at an average price of $4.20 per share. At December 31, 1998, the Company had warrants outstanding with various shareholders to purchase 489,609 shares of the Company's common stock at an average price of $2.77 per share. All the outstanding warrants are exercisable as of December 31, 1998.

                      PRODIGY COMMUNICATIONS CORPORATION

              (in thousands except share and per share amounts)


     In April 1998, 3,250,000 warrants were exercised at $4.00 per share. In May 1998, 500,000 warrants were exercised at $4.00 per share.


13.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     At December 31, 1997, the Company's minimum rental commitments under noncancelable operating leases with initial or remaining terms of more than one year were as follows:

     Year ended December 31,

          1999                                       $     3,154
          2000                                             3,347
          2001                                             2,707
          2002                                             2,609
          2003 and thereafter                              5,218
                                                     -----------
                                                     $    17,035
                                                     ===========

     The Company's rent expense in the years ended December 31, 1996, 1997, and 1998 was approximately $5,800, $9,192 and $2,302, respectively.

     In December 1993, PSC entered into a noncancelable agreement with a telephone company to provide certain services at the Company's White Plains, NY and Yorktown, NY facilities. The agreement has a term ("service period") of ten years. The agreement calls for line charges totaling $510 per year. The Company has the right to terminate the agreement for certain services at any time at a cost of 80% of the line charges over the remaining services period.

     The Company is party to a contract for a subscription management system through June 2001. This contract requires minimum annual payment of processing fees of $900. For the years ended 1996, 1997 and 1998, the Company paid $5,055, $3,628 and $3,039, respectively.

     The Company is party to a number of other agreements with information providers which require payment of fees based upon the number of subscribers or subscriber usage of providers' data.

     Under the Company's four-year agreement with Splitrock, the Company is obligated to minimum annual payments of $45,000 in 1999, $51,000 in 2000 and $27,000 in 2001 and maximum monthly charges based on the number of the Company's subscribers for the month. The agreement provides for early

                      PRODIGY COMMUNICATIONS CORPORATION

              (in thousands except share and per share amounts)

     termination charges of $7,000 in the first year, declining thereafter of an annual basis. The agreement is automatically successive 12-month periods unless terminated by either party upon 12-months notice.

     In September 1997, the Company entered into a 22-month agreement with a vendor to provide network licensing and technical support. This agreement requires an annual payment of $429 in 1999. Upon 30-day prior written notice, the Company can terminate the agreement without penalty. The agreement can be extended for an additional 12 months.

     As of December 31, 1997, the Company was contractually obligated to pay IBM a network termination penalty of $7,500 resulting from the sale of the Company's network. The Company has negotiated with IBM to settle this liability through a defined purchasing plan, whereby the Company will be obliged to purchase services from IBM through December 31, 2000, up to $7,500 in value, with any shortfall being paid as a penalty. The Company has accrued $3,600 as of December 31, 1997, representing management's best estimate of the amount of the purchase commitment that will not be used as of December 31, 2000. This amount is included in the Company's accrued network termination cost (see Note 3-Restructuring and Other Special Costs).

     The Company has accrued an additional $3,115 as of December 31, 1998, representing management's change in estimate relating to the anticipated unfullfilled purchase commitment to IBM. This amount is included in the Company's other accrued expenses.


     In February 1998 the Company contracted with a vendor to provide various data communications services. The contract has a term of 36 months and requires minimum annual payments to the vendor of $7,300. If the minimum annual payment is not reached, the Company is subject to an underutilization charge equal to 50% of the difference between the minimum annual payment and the actual usage. The Company can terminate the agreement upon written notice to the vendor and the payment of a penalty equal to 50% of the minimum annual payment due for the remaining term.

     In May 1998 the Company contracted with a vendor to provide customer service and technical support to its members. The contract is for 12 months expiring April 1999. In March 1999 the Company extended this contract for an additional 12 months through April 2000. The agreement requires minimum monthly payments to the vendor of $100,000.

     CONTINGENCIES

     In June 1998, Lycos, Inc. ("Lycos") filed a complaint and motion for preliminary injunction in the Superior Court of Middlesex County, Massachusetts against the Company. The lawsuit alleges, among other things, that the Company breached a license agreement with Lycos by entering into a portal outsourcing agreement with Excite in January 1998 and by terminating the license agreement between Lycos and the Company. The lawsuit seeks specific performance of the license agreement between Lycos and the Company, a preliminary and permanent injunction enjoining the Company from terminating the license agreement between Lycos and the Company and from performing under its agreement with Excite, money damages and attorneys' fees. A hearing on Lycos' motion for preliminary injunction has been adjourned because the parties are in negotiations to settle the lawsuit. However, there can be no assurance the lawsuit will be settled. If the lawsuit is not settled, the Company intends to defend it vigorously. It is not currently possible to estimate the effect of an unfavorable outcome to this lawsuit; however, it is possible that such an outcome could have a material adverse impact on the Company's operations. See the third paragraph of Note 16 for subsequent event.

                      PRODIGY COMMUNICATIONS CORPORATION

              (in thousands except share and per share amounts)


14.  DEFINED CONTRIBUTION PLAN

     On June 17, 1996, as part of the Company's acquisition of PSC (see Note 4 - Acquisitions), the Company took on responsibility for the administration and sponsorship of the Prodigy Services Corporation Capital Accumulation Plan (the "Plan").

     The Plan is a defined contribution plan covering all employees of the Company. Employees can participate in the Plan from their first day of employment.

     Each year, active participants may contribute up to 12 percent of their pre-tax base salaries, up to the maximum amount allowed by the Plan. The Company contributes a matching contribution equal to 100 percent of an employee's pre-tax contributions, limited to a maximum of 3 percent of a participant's compensation. The Plan also has an after-tax savings feature that permits employees to contribute from 1 percent to 10 percent of their base salaries subject to Internal Revenue Code limitations.

     The Company's contributions were $596 and $469 in 1997 and 1998, respectively.


15.  VALUATION AND QUALIFYING ACCOUNTS

     The following table sets forth activity in the Company's reserve accounts:

                              ACCOUNTS RECEIVABLE

                                   BALANCE AT                                     BALANCE AT
                                   BEGINNING       CHARGES TO                       END OF
                                   OF PERIOD       OPERATIONS       DEDUCTIONS      PERIOD
                                  ------------   -------------    -------------  -----------
     Year ended:
          December 31, 1996       $              $   4,002        $   3,072      $     930
          December 31, 1997             930          4,749            4,994            685
          December 31, 1998             685          2,585            2,903            367

16.  SUBSEQUENT EVENTS (UNAUDITED)

     Telmex Agreement

     Telmex is the largest ISP in Mexico and had approximately 110,000 billable subscribers to its Internet Directory Personal ("IDP") online service at December 31, 1998. Telmex has advised the Company that IDP subscribers currently generate average monthly revenue of approximately 200 pesos per subscriber (approximately $20 per subscriber based on the current peso/dollar exchange rate). On January 25, 1999, Prodigy and Telmex executed an agreement under which: (i) Prodigy will assist Telmex in the negotiation of agreements with service providers for Telmex's IDP service in Mexico pertaining to network/Internet access, Web hosting, customer service, content hosting, billing, marketing, sales and data collection services; (ii) Prodigy will advise Telmex on customer service, administrative functions and technical operations, including marketing, Internet connection and other network services, content, customer support, pricing and service composition, billing and collection, inbound telemarketing and other aspects of the ISP business; (iii) the parties will discuss the potential migration of certain IDP infrastructure functions, including email, subscriber management and authentication systems, for Telmex's IDP subscribers to the Prodigy infrastructure platform, and the advisability of offering a co-branded IDP/Prodigy service in Mexico; and
     (iv) the parties will pursue additional opportunities, such as providing services to one another and the joint acquisitions of subscribers. In exchange for Prodigy's services, Telmex will pay Prodigy a management fee, on a monthly basis, equal to 15% of the net subscriber revenue (defined as the invoiced sales price less discounts, excise taxes and credits for returns) on the first 200,000 IDP subscribers and 10% of the net subscriber revenue (as defined above) on additional IDP subscribers. The agreement has a term of five years and may be terminated by Telmex if Prodigy undergoes a change of control.

     In January 1999, the Company paid the Corporate Lender (see Note 8 - Notes Payable) $750 in full settlement of its 8 1/4% convertible note in the principal amount of $2,000.

     In January 1999, the Company settled its dispute with Lycos (see Note 13 - Commitments and Contingencies) at no net cost to the Company.

     Reverse Stock Split

     On January 25, 1999 the Board effected a one-for-four reverse common stock split. The share information in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of the reverse stock split.

     Reduction in Authorized Shares

     On January 25, 1999 the Company effected a reduction in the number of authorized shares from 280,000,000 to 150,000,000.

     Initial Public Offering

     On February 11, 1999, the Company completed on initial public offering ("IPO") under the Securities Act of 1933 ("The Act"). This resulted in the sale of 11.2 million shares of common stock for approximately $168 million and net proceeds of approximately $158.7 million.

     IBM and Sears Conversion of Contingent Notes

     Upon the completion of the Company's offering under the Act both IBM and Sears acquired 7.5% of the Company's outstanding common stock in accordance with the Contingent Notes Conversion feature (see Note 9-Contingent and Convertible Notes and Warrants). IBM and Sears each received approximately 2,127,500 shares for a combined total of approximately 4,255,000 or 15% of the Company.

     Additionally, IBM and Sears each received warrants which allow them to purchase up to 15% of the Company at 130% of the fair market value at the date of conversion of the Contingent Notes. Those warrants are exercisable for three years from the conversion date. IBM and Sears each received approximately 2,409,000 of warrants or approximately 4,818,000 in total.

                      PRODIGY COMMUNICATIONS CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company, their respective ages and their positions with the Company are as follows:

NAME                         Age                                   POSITION
---------------------------  ---    -----------------------------------------------------------------------
Samer F. Salameh...........   34    Chairman of the Board and Chief Executive Officer
Alfredo Sanchez............   43    Vice Chairman of the Board
David C. Trachtenberg......   36    President and Chief Operating Officer
David R. Henkel............   47    Executive Vice President, Finance, Chief Financial Officer and Director
Andrea S. Hirsch...........   41    Executive Vice President, Business Development and General Counsel
James P. Dougherty.........   42    Executive Vice President, Business Services
Arturo Elias(1)............   32    Director
James M. Nakfoor(1)........   35    Director
Russell I. Pillar..........   33    Director

_____________
(1)  Member of the Compensation Committee

     Mr. Salameh has served as Chief Executive Officer and a director of the Company since September 1997, as Chairman of the Board since August 1998, and served as President from September 1997 to December 1998. From July 1994 until joining the Company, Mr. Salameh served as Director, Long Distance Division of SBC Communications (formerly Southwestern Bell), responsible for marketing, strategy, positioning, product management and product development with respect to Telmex. Mr. Salameh was employed by MCI Telecommunications as a Product Manager in 1994 and as a Strategic Marketing Manager from 1991 to 1993. During 1993, Mr. Salameh was employed as Vice President of Finance by Merl Industries, a start-up management consulting firm. Mr. Salameh holds a Master's degree from the Fletcher School of Law and Diplomacy, a B.S. degree in Management and Technology Transfer from Polytechnic University of New York and a Baccalaureate degree with a concentration in Math and Physics from Lycee Fenelon in Paris. He is also a director of Splitrock and serves as an Advisor to the Chief Executive Officer of Telmex. See "Certain Factors That May Affect Future Operating Results--Control of the Company and Potential Conflicts of Interest" under Item 7 below and "Item 1. Business--Principal Outsourcing Arrangements".

     Mr. Sanchez joined the Company's Board of Directors in June 1996 and became Vice Chairman in August 1998. Mr. Sanchez has served as President of Uninet, S.A. de C.V., a wholly-owned subsidiary of Telmex through which Telmex provides data transmission services and Internet access to customers, since January 1996. He has also served as President of Consorcio Red Uno, S.A. de C.V., a network company founded by Mr. Sanchez and now owned by Telmex, since March 1991. See "Certain Factors That May Affect Future Operating Results--Control of the Company and Potential Conflicts of Interest". From 1985 to March 1991, he was President of Onyx Systems, a Unix microcomputer manufacturer with operations in the United States, Europe and Mexico. Mr. Sanchez previously held various communications and transportation positions in the Mexican government. Mr. Sanchez holds a degree in Electronics Engineering from the Metropolitan Autonomous University of Mexico.

     Mr. Trachtenberg joined the Company as President and Chief Operating Officer in December 1998. Prior to joining the Company, Mr. Trachtenberg was employed for more than eight years by MCI Communications Corporation and then MCI WorldCom, Inc. From September 1997 to December 1998, Mr. Trachtenberg was Executive Director of Online Marketing, responsible for residential and small business Internet operations, and from January 1997 to September 1997, he served as Executive Director of Brand Marketing, responsible for the MCI One brand portfolio, including domestic and international long distance products, calling card services and advanced services for the consumer and small business segments. Between March 1990 and January 1997, he held various other marketing and business development positions, including director of Customer Marketing and director of International Marketing. Prior to joining MCI, Mr. Trachtenberg was employed for four years by Bain & Company, an international consulting firm. Mr. Trachtenberg received a B.A. degree, summa cum laude, from Tufts University, and received an MBA degree from the Wharton School of Business at the University of Pennsylvania, where he also received a Masters in International Affairs and was a Fellow at the Lauder Institute.

     Mr. Henkel joined Prodigy in August 1998 as Executive Vice President, Finance, Chief Financial Officer and a director. In 1997, Mr. Henkel founded AFX TraTech, Inc., a wireless data company, and served as its Chief Financial Officer until joining Prodigy. From 1993 to 1997, Mr. Henkel served in a number of positions with 7th Level, Inc., a developer of interactive games and educational products, including Chief Operating Officer from 1995 to 1997 and Chief Financial Officer from 1994 to 1995. In 1993, Mr. Henkel served as Chief Financial Officer of Value Added Communications Corporation, a telecommunications reseller, from 1991 to 1993 he served as Chief Financial Officer and a director of Micrografx, Inc., a software company, and from 1987 to 1991 he was a partner with Arthur Andersen LLP. Mr. Henkel holds a B.A. degree from Rice University and an M.B.A. degree from Harvard Business School.

     Ms. Hirsch joined Prodigy in September 1998 as Executive Vice President, Business Development and General Counsel. Prior to joining the Company, Ms. Hirsch served as Vice President, Corporate Development Counsel for Simon & Schuster, Inc., a publishing company, from March 1994 to September 1998, and as Assistant General Counsel for Macmillan, Inc., a publishing company, from June 1991 to January 1994. Ms. Hirsch holds a B.A. degree from Queens College and a J.D. degree from Washington College of Law at American University.

     Mr. Dougherty joined Prodigy's former software development division as Senior Vice President of Marketing and Sales in November 1997, became its Chief Operating Officer in April 1998 and became its Chief Executive Officer in May 1998. He became the Company's Executive Vice President, Business Services in August 1998. From May 1996 through September 1997, Mr. Dougherty worked for and consulted with a number of Internet startup companies. From November 1987 through May 1996, Mr. Dougherty held various executive positions at Lotus Development Corporation, including general manager of the Electronic Applications division, which built and marketed Internet applications to global businesses, and director in the technology consulting practice. Mr. Dougherty holds a B.A. degree from Framingham State College, a graduate degree (Certificate of Special Studies) from Harvard University in finance and administration and a Master's degree from Columbia University in international economics.

     Mr. Elias joined the Company's Board of Directors in September 1997. He served as Consulting Advisor to the President of Telmex from September 1996 to May 1998 and has since served as Head of Commercial New Technologies and Regulation for Telmex. Since 1994, he has also been a private investor in Mexican real estate, textile and retail businesses. Mr. Elias is also a director of Carso Global Telecom, Telmex, Sears Roebuck de Mexico and several privately-held companies. See "Certain Factors That May Affect Future Operating Results-- Control of the Company and Potential Conflicts of Interest" under Item 7 below. Mr. Elias studied Business Administration at Anahuac University and received a Master in Business Management degree from the Instituto Panamericano de Alta Direccion de Empresa (IPADE).

     Mr. Nakfoor joined the Company's Board of Directors in September 1997. Since 1991, Mr. Nakfoor has served as Vice President of Securities Trading for Inversora Bursatil, S.A. de C.V., a wholly-owned subsidiary of Grupo Financiero Inbursa, S.A. de C.V. ("Grupo Financiero"), which is engaged in the securities brokerage, investment banking and money management businesses in Mexico. Grupo Financiero, which is affiliated with Carso Global Telecom, is a Mexican financial group whose businesses include banking, brokerage, insurance, leasing, factoring and other financial services. See "Certain Factors That May Affect Future Operating Results--Control of the Company and Potential Conflicts of Interest" under Item 7 below. Mr. Nakfoor holds a B.A. degree in Economics and an M.B.A. degree from the University of Texas at Austin.

     Mr. Pillar joined the Company's Board of Directors in October 1996 and served as President and Chief Executive Officer of the Company's Prodigy Internet division from September 1997 until August 1998. In November 1998, Mr. Pillar was appointed President and Chief Executive Officer of Virgin Entertainment Group, Inc., a subsidiary of Britain's Virgin Group that operates the Virgin Megastores chain of retail music stores throughout North America. Since October 1991, he also has served as Managing Partner of Critical Mass, a company that creates new software solution-based businesses seeking to capitalize on the migration of communications traffic from circuit-switched to packet-switched networks. From December 1993 through October 1996, he served as President, Chief Executive Officer and a director of Precision Systems, Inc., a publicly traded international telecommunications software provider. Mr. Pillar is also a director of Telescan, Inc., which develops, markets and operates online networks and Internet sites. He graduated Phi Beta Kappa, cum laude, with an A.B. degree in East Asian Studies from Brown University.

     Officers of the Company serve at the discretion of the Board of Directors and hold office until their successors are duly elected and qualified or until their earlier resignation or removal.

     Mr. Pillar qualifies as an "independent" director under Nasdaq rules. The Company intends to appoint one additional independent director on or before May 12, 1999.

     Mr. Carlos Slim Helu, a Mexican citizen, and certain members of his immediate family, beneficially own a majority of the outstanding voting equity securities of Carso Global Telecom. Carso Global Telecom may be deemed to control Telmex through the regular-voting shares of Telmex that it owns directly and its interest in a trust which owns a majority of Telmex's outstanding regular-voting shares. Thus, Mr. Slim and members of his immediate family may be deemed to control Carso Global Telecom, Telmex and the Company. Mr. Salameh is married to Mr. Slim's niece and Mr. Elias is married to Mr. Slim's daughter. There are no other family relationships among the Company's directors, executive officers and principal stockholders and their affiliates. See "Certain Factors That May Affect Future Operating Results--Control of the Company and Potential Conflicts of Interest" under Item 7 above and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the total compensation earned in the year ended December 31, 1998 for the Company's Chief Executive Officer, its four other most highly compensated executive officers in 1998 who were serving as executive officers on December 31, 1998, one former executive officer who was not serving as an executive officer on December 31, 1998 and the Company's other current executive officers. Such current and former executive officers are hereinafter referred to as the "Named Executive Officers". For additional information concerning the terms of employment of the Named Executive Officers, see "--Employment Agreements".

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Not applicable.

                          SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                                                   COMPENSATION
                                                                ANNUAL COMPENSATION                ------------
NAME AND PRINCIPAL POSITION                         -------------------------------------           SECURITIES
---------------------------                                                 OTHER ANNUAL            UNDERLYING        ALL OTHER
                                                     SALARY     BONUS       COMPENSATION             OPTIONS(1)     COMPENSATION (2)
                                                    ---------  --------     -------------           -----------    ---------------
Current Executive Officers:
Samer F. Salameh..................................  $200,000   $ 15,000      $ 50,084(3)                    --           $6,000
   Chairman and Chief Executive Officer

David C. Trachtenberg(4)..........................  $ 11,056         --            --                  125,000               --
 President and Chief Operating Officer

David R. Henkel(5)................................  $ 79,167         --            --                  187,500           $2,375
 Executive Vice President, Finance and
  Chief Financial  Officer

Andrea S. Hirsch(6)...............................  $ 56,878   $180,000            --                   93,750               --
 Executive Vice President, Business
  Development and General Counsel

James P. Dougherty................................  $171,138   $ 44,904            --                       --           $4,404
 Executive Vice President, Business Services

Former Executive Officers:

Inder S. Gopal(7).................................  $ 84,675   $ 33,870      $230,891(8)                    --           $2,540
Former President and General Manager of
 Prodigy software and development division

James L'Heureux(9)................................  $190,000   $ 11,756            --                   43,750               --
 Former Executive Vice President,
  Consumer Services

Carena M. Pooth(10)...............................  $181,250   $ 26,250            --                   68,750           $4,313
 Former Executive Vice President, Technology

_______________

(1) Represents the number of shares covered by options to purchase shares of the Company's Common Stock granted during the year ended December 31, 1998. The Company has never granted any stock appreciation rights.
(2)  Represents Company matching contributions under its 401(k) plan.
(3)  Represents housing and car allowances.
(4)  Commenced employment with the Company in December 1998.
(5)  Commenced employment with the Company in August 1998.
(6)  Commenced employment with the Company in September 1998.
(7)  Ceased employment with the Company during 1998.
(8)  Represents severance payments.
(9)  Ceased employment with the Company in January 1999.
(10) Ceased employment with the Company in February 1999.

OPTION GRANTS DURING 1998

     The following table sets forth grants of stock options to each of the Named Executive Officers during the year ended December 31, 1998.

                         OPTION GRANTS IN FISCAL YEAR

                                                                                       POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED
                                                                                       ANNUAL RATES OF STOCK
                                                                                      PRICE APPRECIATION FOR
                                                INDIVIDUAL GRANTS                         OPTION TERM(2)
                                --------------------------------------------------  ---------------------------
                                 NUMBER OF     PERCENT OF
                                SECURITIES   TOTAL OPTIONS
                                UNDERLYING     GRANTED TO     EXERCISE
                                 OPTIONS     EMPLOYEES IN     PRICE PER    EXPIRATION
            NAME                 GRANTED      FISCAL YEAR     SHARE(1)      DATE          5%            10%
------------------------------   -------      -----------     --------      ----      --------     ----------
Current Executive Officers:
Samer F. Salameh..............           --              --         --          --           --             --
David C. Trachtenberg.........       93,750            6.51%     $4.00    12/14/08     $938,296     $1,716,205
David C. Trachtenberg.........       31,250            2.17%     $8.60    12/14/08     $169,015     $  428,318
David R. Henkel...............      187,500           13.01%     $8.00      8/3/08     $943,342     $2,390,614
Andrea S. Hirsch..............       93,750            6.51%     $8.00    11/16/08     $471,671     $1,195,307
James P. Dougherty............           --              --         --          --           --             --
Former Executive Officers:
Inder S. Gopal(3).............           --              --         --          --           --             --
James L'Heureux...............       43,750            3.04%     $4.00     1/26/08     $323,849     $  619,334
Carena M. Pooth...............       68,750            4.77%     $4.00     1/26/08     $508,906     $  973,239

_______________

(1) Reflects a repricing in May 1998 of the options held by Ms. Pooth and Mr. L'Heureux from $12.00 per share to $4.00 per share. In addition, options granted to Messrs. Salameh, Dougherty and Gopal prior to 1998 were repriced to $4.00 per share in May 1998.
(2) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value of the Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.
(3) Upon termination of Mr. Gopal's employment with the Company, all of his options were cancelled.

YEAR-END OPTION VALUES


     The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers on December 31, 1998. No Named Executive Officer exercised a stock option during 1998.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                          NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                         UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
                                       OPTIONS AT FISCAL YEAR END           AT FISCAL YEAR END(1)
                                    ---------------------------------     --------------------------

             NAME                   EXERCISABLE         UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
-------------------------------     -----------         -------------     -----------  -------------
Current Executive Officers:
Samer F. Salameh...............         68,750(2)          87,500            $316,250       $402,500
David C. Trachtenberg..........             --            125,000                  --       $431,250
David R. Henkel................             --            187,500                  --       $112,500
Andrea S. Hirsch...............             --             93,750                  --       $ 56,250
James P. Dougherty.............         43,750             50,000            $201,250       $230,000
Former Executive Officers:
Inder S. Gopal.................             --                 --                  --             --
James L'Heureux................         12,500             81,250            $ 57,500       $373,750
Carena M. Pooth................         11,100             82,650            $ 51,060       $380,190

______________________

(1) Represents the difference between the fair market value of the Common Stock at fiscal year end as determined by the Board of Directors of the Company ($8.60 per share) and the option exercise price.
(2) Excludes 18,750 of Mr. Salameh's options which became exercisable upon the closing of the IPO.

EMPLOYMENT AGREEMENTS

  Current Executive Officers

     Mr. Salameh is employed under an Employment Agreement that expires on December 31, 2000 under which he currently receives an annual base salary of $200,000. Mr. Salameh received a sign-on bonus of $90,000 and is eligible to receive an annual performance bonus of up to 50% of his base salary, contingent upon the successful completion of personal and corporate goals as mutually established. Mr. Salameh is also eligible to participate in all of the Company's fringe benefit programs. The Company has agreed to provide Mr. Salameh with a monthly housing allowance of $4,000, a monthly car allowance of $1,050 and monthly roundtrip airfare between New York and Mexico City. Mr. Salameh was also entitled to certain accelerated vesting of stock options as a result of the closing of the IPO. In the event the Company terminates Mr. Salameh's employment other than for cause, or does not offer by November 1, 2000 to renew his Employment Agreement for at least one year, Mr. Salameh will (with certain exceptions) continue to receive his base salary and fringe benefits for a period of 12 months and will receive a severance payment equal to one week's base salary for each six months of completed service with the Company. If Mr. Salameh is terminated for any reason, the Company is required to pay up to $40,000 of Mr. Salameh's expenses to relocate out of the New York City area.

     Mr. Trachtenberg is employed under an Employment Agreement that expires on December 31, 2001 under which he currently receives an annual base salary of $224,000. Mr. Trachtenberg received a sign-on bonus of $74,000 and is eligible to receive an annual performance bonus of up to 50% of his base salary, contingent upon the successful completion of personal and corporate goals as mutually established. Mr. Trachtenberg is also eligible to participate in all of the Company's fringe benefit programs. The Company has agreed to provide Mr. Trachtenberg with a monthly car allowance of $2,166 and up to $5,000 to terminate his current car lease. For the first six months of employment, the Company has agreed to reimburse his reasonable temporary housing expenses and weekly commuting expenses between New York and Washington, D.C., and thereafter the Company will reimburse his relocation expenses and provide a monthly housing allowance of $3,500. The Company has also agreed to reimburse Mr. Trachtenberg's reasonable legal fees for review of his Employment Agreement. In the event the

Company terminates Mr. Trachtenberg's employment other than for cause, he will continue to receive his base salary for a length of time based on his length of service and will receive certain accelerated vesting of options.

     Mr. Henkel is employed pursuant to an Employment Agreement under which he currently receives an annual base salary of $190,000. Mr. Henkel is eligible to receive an annual performance bonus of up to 50% of his base salary, contingent upon the successful completion of personal and corporate goals as mutually established. The Company has agreed to provide Mr. Henkel with a monthly housing allowance of $3,000, certain allowances for airfare between New York City and Dallas for Mr. Henkel and members of his family for up to one year, and relocation expenses of up to $3,000. Mr. Henkel is also eligible to participate in all of the Company's fringe benefit programs. In the event the Company terminates Mr. Henkel's employment other than for cause after his third month of service with the Company, he will continue to receive his base salary for a length of time based on his length of service. Mr. Henkel is also entitled to certain accelerated vesting of stock options upon a change in control of the Company.

     Ms. Hirsch is employed under an Employment Agreement that expires on September 13, 2001 and under which she currently receives an annual base salary of $190,000. Prodigy paid Ms. Hirsch a sign-on bonus of $180,000. Ms. Hirsch is eligible to receive an annual performance bonus of up to 50% of her base salary, contingent upon the successful completion of personal and corporate goals as mutually established. Ms. Hirsch is also eligible to participate in all of the Company's fringe benefit programs. In the event the Company terminates Ms. Hirsch's employment other than for cause after Ms. Hirsch's third month of service with the Company, Ms. Hirsch will continue to receive her base salary and fringe benefits for six months and will be entitled to certain accelerated vesting of stock options. In the event that Prodigy has not offered to renew her Employment Agreement prior to its expiration, Ms. Hirsch will continue to receive her base salary and fringe benefits for six months and will be entitled to receive a performance bonus for such six-month period.

     Mr. Dougherty is employed under an Employment Agreement that expires on November 24, 2001 and under which he currently receives an annual base salary of $190,000. Mr. Dougherty received a sign-on bonus of $20,000 and is eligible to receive an annual performance bonus of up to 50% of his base salary, contingent upon the successful completion of personal and corporate goals as mutually established. Mr. Dougherty is also eligible to participate in all of the Company's fringe benefit programs. In the event the Company terminates Mr. Dougherty's employment other than for cause, Mr. Dougherty will continue to receive his base salary and fringe benefits for nine months if termination occurs prior to November 24, 1999 (six months if termination occurs on or after November 24, 1999).

  Former Executive Officers

     Mr. Gopal was employed under an Employment Agreement scheduled to expire on September 1, 2000 providing for an initial annual base salary of $210,000 subject to annual review and increase, a sign-on bonus of $90,000, an annual performance bonus of up to 30% of his base salary (with a guaranteed bonus of $46,000 for 1996), customary fringe benefits and other customary provisions. Effective May 15, 1998, Mr. Gopal resigned, and the Company agreed to pay him severance consisting of continued salary and fringe benefits through May 15, 1999, which Mr. Gopal agreed to take in a lump sum payment on May 30, 1998. The Company also agreed that 70,000 of Mr. Gopal's options would vest upon termination of employment.

     Mr. L'Heureux was employed under an Employment Agreement scheduled to expire on May 31, 2000 providing for an annual base salary of $190,000 subject to annual review and increase, a sign-on bonus of $40,000, an annual performance bonus of up to 50% of his base salary, customary fringe benefits and other customary provisions. Effective January 13, 1999, Mr. L'Heureux resigned, and the Company agreed to pay him a performance bonus of $60,000 for 1998 and severance consisting of a lump sum payment of $11,000 and continued salary and fringe benefits for nine months. The Company also agreed that 27,083 of Mr. L'Heureux's options would remain vested and exercisable through September 30, 1999.

     Ms. Pooth was employed under an Employment Agreement scheduled to expire on May 31, 2000 providing for an annual base salary of $190,000. Ms. Pooth was eligible to receive an annual performance bonus of up to 50% of her base salary, contingent upon the successful completion of personal and corporate goals as mutually established. Ms. Pooth was eligible to participate in all of the Company's fringe benefit programs, and was entitled to certain accelerated vesting of stock options upon a change in control of the Company. Effective February 28, 1999, Ms. Pooth resigned from the Company, and pursuant to her employment agreement, she is entitled to salary continuation for nine months and all of her options accelerated and will remain exercisable through December 31, 1999.

DIRECTOR COMPENSATION

     All directors are reimbursed for their expenses in attending Board and Committee meetings in accordance with the Company's expense reimbursement policies. Directors who are also employees of the Company do not receive additional compensation for serving as directors.

     In January 1999, the Company's Board of Directors and stockholders adopted the Company's 1999 Outside Director Stock Option Plan (the "Director Plan"). The Director Plan permits the issuance of up to 250,000 shares of Common Stock upon the exercise of options granted under the Director Plan. All options granted under the Director Plan are non-statutory stock options. Pursuant to the Director Plan, each director of the Company who was not then employed by the Company (each, an "outside director") received upon the closing of the IPO an option to purchase 30,000 shares of Common Stock at an exercise price equal to the price per share at which shares are sold in the IPO ($15.00). Messrs. Sanchez, Elias, Nakfoor and Pillar received such options upon the closing of the IPO. Thereafter, each additional outside director will receive, upon his or her initial election to the Board of Directors, an option to purchase 30,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. All options granted under the Director Option Plan vest in four equal annual installments, based on continued service as a director, and expire three months after termination of service as a director. In the event of an acquisition of the Company, 50% of all then unvested options will accelerate and become exercisable.

     The Company entered into a one-year Consulting Agreement with Mr. Pillar on July 31, 1998. Under his Consulting Agreement, Mr. Pillar received an annual base fee of $250,000 and was eligible to receive either (i) a performance bonus of $125,000 in the event that the Company closed an initial public offering or
(ii) a discretionary performance bonus payable in February 1999. Mr. Pillar's consulting services were provided on a part-time basis and Mr. Pillar was permitted to accept other employment (including full-time employment) during the term of the Consulting Agreement. In January 1999, the Company and Mr. Pillar terminated his Consulting Agreement and the Company paid Mr. Pillar a lump sum of $252,000 in lieu of consulting fees and bonuses otherwise payable under the Consulting Agreement. The Company is required to pay all reasonable relocation expenses incurred by Mr. Pillar upon Mr. Pillar's relocation out of the New York City area, and Mr. Pillar was entitled to certain accelerated vesting of stock options upon the closing of the IPO. From November 1, 1996 through June 30, 1997, the Company also had retained Mr. Pillar as a consultant and paid him a consulting fee of $50,700.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of February 28, 1999 by (i) each person or entity known to the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the directors of the Company, (iii) each of the Named Executive Officers and (iv) all current executive officers and directors as a group.

                                                                  SHARES TO BE BENEFICIALLY
                                                                          OWNED (1)
                                                                ------------------------------
                   NAME OF BENEFICIAL OWNER                         NUMBER        PERCENTAGE
--------------------------------------------------------------  ---------------  -------------
Current Directors, Executive Officers and 5% Stockholders:

  Carso Global Telecom(2).......................................     29,396,911          44.6%
  Telmex(3).....................................................     11,412,500          17.3
  Samer F. Salameh(4)(5)........................................         87,500             *
  Alfredo Sanchez(5)............................................             --            --
  Arturo Elias(5)...............................................             --            --
  James M. Nakfoor(5)...........................................          9,375             *
  Russell I. Pillar(6)..........................................        140,000             *
  David C. Trachtenberg.........................................             --            --
  David R. Henkel...............................................             --            --
  Andrea S. Hirsch..............................................             --            --
  James P. Dougherty(7).........................................         43,750             *
  All current executive officers and directors as a group.......
   (9 persons)(5)(8)............................................        280,625             *
Other 5% Stockholders:
  IBM(9)........................................................      4,536,778           6.9
  Sears(10).....................................................      4,536,778           6.9
Former Executive Officers:
  Inder S. Gopal................................................             --            --
  James L'Heureux...............................................             --            --
  Carena M. Pooth(11)...........................................         34,016             *

_____________

*   Denotes ownership of less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire within 60 days after February 28, 1999 through the exercise of any stock option, warrant or other right (but such shares are not deemed outstanding for purposes of calculating the percentage ownership of any other person). The inclusion herein of any such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or, in the case of individuals, shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.
(2) Excludes the listed shares held by Telmex. Carso Global Telecom may be deemed to control Telmex through the regular-voting shares of Telmex that it owns directly and its interest in a trust which owns a majority of Telmex's outstanding regular-voting shares. In June 1996, Carso Global Telecom was spun-off from Grupo Carso, a Mexican holding company with interests in the tobacco, mining, metallurgical and paper industries, in the operation of restaurants and department, stores and in the production of copper, copper alloys, copper cable, aluminum wire and tires. Mr. Carlos Slim Helu, a Mexican citizen, and certain members of his immediate family, beneficially own a majority of the outstanding voting equity securities of Carso Global Telecom. Thus, Mr. Slim and members of his immediate family may be deemed to control Carso Global Telecom, Telmex and the Company. See "Certain Factors That May Affect Future Operating Results--Control of the Company and Potential Conflicts of Interest" under Item 7 above. As used herein with respect to the Company, all references to Carso Global Telecom mean and include Grupo Carso prior to the date Carso Global Telecom was spun-off from Grupo Carso. The business address of Carso Global Telecom and Mr. Slim is Paseo de las Palmas, #736, Col. Lomas de Chapultepec, Mexico City, Mexico 11000.
(3) Telmex's business address is Parque Via 190, Oficina 1016, Colonia Cuauhtemoc, Mexico City, Mexico 06599. See footnote (3).

(4) Consists of shares of Common Stock subject to outstanding stock options that are exercisable within 60 days after February 28, 1999.
(5) Excludes the listed shares held by Carso Global Telecom and Telmex. See "Item 10. Executive Officers and Directors of the Registrant".
(6) Includes 87,500 shares of Common Stock subject to outstanding stock options that are exercisable within 60 days after February 28, 1999.
(7) Consists of shares of Common Stock subject to outstanding stock options that are exercisable within 60 days after February 28, 1999.
(8) Includes an aggregate of 218,750 shares of Common Stock subject to outstanding stock options that are exercisable within 60 days after February 28, 1999.
(9) Consists of (i) 2,127,633 shares issued to IBM pursuant to the conversion of the Contingent Note held by IBM and (ii) 2,409,145 shares of Common Stock issuable to IBM upon exercise of the Contingent Warrant held by it with an exercise price of $19.50 per share. See "Acquisition of Prodigy Services Company" under Item 13 below. IBM's business address is New Orchard Road, Armonk, New York 10504.
(10) Consists of (i) 2,127,633 shares issued to Sears pursuant to the conversion of the Contingent Note held by Sears and (ii) 2,409,145 shares of Common Stock issuable to Sears upon exercise of the Contingent Warrant held by it with an exercise price of $19.50 per share. See "Corporate History and Certain Transactions--Acquisition of Prodigy Services Company" under Item 13 below. Sears' business address is 3333 Beverly Road, Hoffman Estates, Illinois 60179.
(11) Consists of shares of Common Stock subject to outstanding stock options that are exercisable within 60 days after February 28, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACQUISITION OF PRODIGY SERVICES COMPANY

  Acquisition Terms

     On June 17, 1996, the Company acquired PSC from its owners, IBM and Sears, for $46,950,000 in cash (including $6,150,000 paid to financial advisors) plus the issuance of 8% Contingent Convertible Promissory Notes (the "Contingent Notes") valued at $30,500,000 by an independent appraiser. The Contingent Notes entitled IBM and Sears to receive in the aggregate (i) in the event of a qualifying initial public offering, 15% of the Company's Common Stock on a fully-diluted basis, or (ii) in the event the Company is acquired, 15% of the consideration received, provided that the value of the consideration payable to IBM and Sears in either case was limited to $200,000,000 plus accrued interest. IBM and Sears assumed PSC's four existing retirement plans and all obligations thereunder. Effective as of the closing, IBM received sole ownership of six patents jointly-owned with PSC, the Company received sole ownership of two other jointly-owned patents, and IBM and the Company entered into the patent cross-license agreements described under "Item 1. Business--Proprietary Rights". The Company is obligated to indemnify IBM and Sears for claims and liabilities arising out of PSC's business, whether arising before or after the closing of the Prodigy Acquisition, except with respect to the retirement plans assumed by IBM and Sears.

     In November 1997, IBM and Sears (i) agreed that the consideration receivable upon conversion of the Contingent Notes would be based on the valuation of the Company in excess of $250,000,000 (with the aggregate consideration payable to IBM and Sears still limited to $200,000,000 plus interest from June 17, 1996) and (ii) were granted Contingent Stock Purchase Warrants (the "Contingent Warrants") to purchase shares of Common Stock of the Company at 130% of the fair market value thereof at the time of conversion of the Contingent Notes. The aggregate number of shares of Common Stock issuable to IBM and Sears upon conversion of the Contingent Notes and exercise of the Contingent Warrants cannot exceed 15% of the number of shares outstanding upon completion of the IPO. As a condition to these arrangements, Carso Global Telecom prepaid (on behalf of and as an advance to the Company) the balance due on the Company's former White Plains lease ($5,831,000) and established a

$4,000,000 letter of credit, declining quarterly over three years, to secure certain payment obligations of the Company under PSC contracts for which IBM and Sears remain liable. See Notes 1, 4 and 9 to the Company's Consolidated Financial Statements.

     Upon the closing of the IPO, IBM and Sears each (i) received 2,127,633 shares of Common Stock pursuant to the conversion of its Contingent Note and
(ii) hold a Contingent Warrant to purchase 2,409,145 shares of Common Stock at an exercise price of $19.50 per share (subject to customary anti-dilution adjustments) at any time prior to the third anniversary of the IPO. IBM and Sears have customary piggyback and demand registration rights, at the Company's expense, with respect to the Common Stock issuable upon conversion of the Contingent Notes or exercise of the Contingent Warrants, including customary indemnification and other provisions. After conversion of the Contingent Notes or exercise of the Contingent Warrants, IBM and Sears have agreed to vote their shares of Common Stock in accordance with the voting recommendations of the Company's Board of Directors.

  Reorganization

     In connection with the Prodigy Acquisition, the Company was formed to acquire PSC and to hold all of the outstanding stock of IW, and IW retained its existing cellular telephone assets and conveyed its other assets to other subsidiaries of the Company. The new holding-company structure was created to effect the Prodigy Acquisition and to consolidate the Company's cellular telephone assets within IW in order to position IW for separate sale or financing. As a result of this reorganization, all outstanding Common Stock of IW was automatically converted into Common Stock of the Company on a one-for-one basis. See "--Prior Corporate History".

OTHER ARRANGEMENTS WITH IBM AND SEARS

     In October 1998, the Company sold to IBM a version of Prodigy's service provider platform software enabling an ISP to manage subscriber data. IBM paid the Company $2,000,000, and the Company retained a perpetual, royalty-free license to use and upgrade the software for its own use. The Company does not use such software to manage its own subscriber data. See "Item 1. Business-- Technology".

     Between the closing of the Prodigy Acquisition and October 1997, IBM and Sears paid the State of New York $3.4 million for sales and use taxes assessed against PSC for certain periods ended prior to the Prodigy Acquisition. In October 1997, the Company, IBM and Sears agreed that each of them would be liable for one-third of all sales and use taxes assessed against PSC for periods ended prior to the Prodigy Acquisition, and Carso Global Telecom paid (as an advance to the Company) $567,000 to each of IBM and Sears in light of prior payments of such taxes by IBM and Sears.

     Prior to outsourcing its network to Splitrock, Prodigy utilized a network backbone and certain POPs provided by Advantis (a joint venture of IBM and Sears) and subsequently by IBM Global Services after IBM acquired Sears' interest in Advantis during 1997. Splitrock continues to use certain POPs provided by IBM Global Services. The Company also purchases computer equipment from IBM on normal commercial terms. During the period June 17, 1996 through December 31, 1996, the year ended December 31, 1997 and the year ended December 31, 1998, respectively, the Company paid IBM/Advantis an aggregate of $15,091,000, $33,244,000 and $8,742,000 for network services and equipment purchases.

     At the time of outsourcing its network to Splitrock, Prodigy had certain non-cancellable commitments to purchase network services from Advantis/IBM Global Services. In December 1998, in settlement of such commitments, the Company agreed to purchase from IBM, on normal commercial terms, certain maintenance and voice-related network services in the aggregate amount of $7,500,000 prior to December 31, 2000. If the aggregate amount of such purchases does not equal $7,500,000 by December 31, 2000, the Company must pay the balance in cash on or before December 31, 2000.

     Prior to the Prodigy Acquisition, PSC utilized a network backbone and certain POPs provided by Advantis and purchased computer equipment from IBM. During the year ended December 31, 1995 and the period January 1, 1996 through June 16, 1996, PSC paid Advantis $3,347,000 and $4,355,000, respectively, for network services and paid IBM $13,686,000 and $4,893,000, respectively, for computer equipment. See Note 4 to the Consolidated Financial Statements of Prodigy Services Company for a description of certain other transactions among PSC, IBM and Sears.

CERTAIN TRANSACTIONS INVOLVING CARSO GLOBAL TELECOM, TELMEX AND GREG C. CARR

  Funding Agreement

     Set forth below is a summary of the Funding Agreement entered into by the Company, Carso Global Telecom and Greg C. Carr on May 12, 1996 in connection with the Prodigy Acquisition (the "Funding Agreement"). All obligations under the Funding Agreement have been performed and the Funding Agreement has no further effect.

     Pursuant to the Funding Agreement, Carso Global Telecom and Mr. Carr granted the Company stock puts giving the Company the right to require Carso Global Telecom and Mr. Carr to purchase shares of Common Stock with an aggregate purchase price of up to $125,000,000 and $12,500,000, respectively, subject to reduction in certain circumstances. The stock puts originally were exercisable at a price of $24.00 per share until the earlier of November 12, 1997 or the closing of the Company's initial public offering with gross proceeds of at least $25,000,000. The Funding Agreement also contained a commitment from Carso Global Telecom and Mr. Carr to invest $5,000,000 and $2,000,000, respectively, in the Company's next private placement. The Company also granted Carso Global Telecom an option, which was not exercised, to purchase the Company's cellular telephone licenses and assets in the Ivory Coast and Guinea for $69,000,000 prior to July 26, 1996. On October 31, 1996, the Funding Agreement was amended to reduce the exercise price of the stock puts to $12.00 per share and the investment commitments of Carso Global Telecom and Mr. Carr in the Company's next private placement were changed to $3,500,000 each. On March 18, 1997, the Funding Agreement was further amended as follows: (i) the amount of Carso Global Telecom's stock put was reduced by $8,444,762, (ii) the amount of Mr. Carr's stock put was increased by $8,500,000, (iii) Carso Global Telecom and Mr. Carr agreed to the exercise of $65,000,000 and $15,000,000 of the stock puts, respectively, and (iv) the expiration of the remaining stock puts was extended to May 12, 1998. The proceeds of the foregoing $65,000,000 and $15,000,000 of stock puts, together with the proceeds of their additional financing commitments of $3,500,000 each, were paid to the Company in connection with the October 1996 Placement described below under "--Prior Equity Financings". The final amount of the stock puts, after giving effect to certain reductions contained in the Funding Agreement and the changes made by the March 18, 1997 amendment to the Funding Agreement, was $103,938,467 for Carso Global Telecom and $20,990,533 for Mr. Carr. By October 1, 1997, the stock puts had been fully exercised for 8,661,539 shares and 1,749,211 shares, respectively.

     Pending expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), applicable to certain of the stock put exercises, (i) Carso Global Telecom loaned $71,500,000 to the Company on an interest-free basis (subsequently converted into 5,958,333 shares), (ii) Carso Global Telecom caused Banco Inbursa, an affiliate of Carso Global Telecom, to loan $13,650,000 to the Company at 9% interest (subsequently repaid in full), (iii) Mr. Carr loaned $16,000,000 to the Company on an interest-free basis (subsequently converted into 1,333,333 shares) and (iv) Mr. Carr loaned $1,500,000 to the Company at 9% interest (subsequently converted into 125,000 shares). All such loans were unsecured, and the proceeds were used to finance the Company's operations, except that $40,000,000 of the proceeds was used to repay indebtedness owed to Banco Inbursa under its prior revolving line of credit. See "--Loans from Banco Inbursa".

  Warrants

     Set forth below is a summary of certain stock purchase warrants previously granted by the Company to Carso Global Telecom and Mr. Carr. All such warrants have been exercised or cancelled.

     In consideration of their commitments under the Funding Agreement, the Company granted Carso Global Telecom and Mr. Carr (i) warrants to purchase 675,000 shares and 67,500 shares, respectively, of Common Stock for $12.00 per share (the "Initial Warrants"), exercisable until December 31, 1996, and (ii) warrants to purchase 500,000 shares and 250,000 shares, respectively, of Common Stock for $36.00 per share (the "Additional Warrants"), exercisable until the earlier of (a) the closing of the Company's initial public offering or (b) November 12, 1997. On October 2, 1996, Mr. Carr exercised his Initial Warrant at the Company's request for $11.72 per share, reflecting a discount (based on the interest rate paid under the Company's bank debt) from the original exercise price in order to induce early exercise. On December 27, 1996, Carso Global Telecom exercised its Initial Warrant for $12.00 per share. In connection with the October 31, 1996 amendment of the Funding Agreement, Mr. Carr's Additional Warrant was cancelled and the number of shares subject to Carso Global Telecom's Additional Warrant was reduced from 500,000 to 250,000 and its exercise price was reduced to $28.00 per share. In consideration of the increased financing commitments under the March 18, 1997 amendment to the Funding Agreement, the Company granted Carso Global Telecom and Mr. Carr warrants (the "March 1997 Warrants") to purchase 3,250,000 shares and 500,000 shares, respectively, of Common Stock for $12.00 per share, exercisable prior to the expiration of the stock puts, and Carso Global Telecom's Additional Warrant was cancelled. In consideration of certain interim financing commitments made by Carso Global Telecom and Mr. Carr in October 1997, the exercise price of the March 1997 Warrants was reduced from $12.00 per share to $4.00 per share. Carso Global Telecom exercised its March 1997 Warrant in April 1998. Mr. Carr subsequently transferred his March 1997 Warrant to a third party, who exercised such March 1997 Warrant in May 1998.

  Board Arrangements

     Mr. Carr was Chairman of the Board and a director of the Company from its formation in June 1996 until his resignation in July 1998 and was also a director of IW from March 1995 until January 1997. The Company paid Mr. Carr an annual fee of $135,000 from May 1996 until his resignation in recognition of the fact that Mr. Carr's duties as Chairman of the Board were significantly greater than the duties ordinarily assumed by a Chairman of the Board.

     In connection with the March 18, 1997 amendment of the Funding Agreement, Carso Global Telecom and Mr. Carr agreed that, until the earlier of March 18, 2007 or one year after the Company's initial public offering with gross proceeds of at least $25,000,000, (i) Carso Global Telecom would have the right to designate 60% of the Company's directors, (ii) Mr. Carr would have the right to designate 40% of the Company's directors, (iii) Mr. Carr would vote all shares over which he (or any affiliate of Mr. Carr) exercised voting control in favor of the election of the directors designated by Carso Global Telecom and (iv) Carso Global Telecom would vote all shares over which it (or any affiliate of Carso Global Telecom) exercised voting control in favor of the election of the directors designated by Mr. Carr. In connection with Telmex's purchase of 3,250,000 shares from Mr. Carr in August 1998, Carso Global Telecom and Mr. Carr agreed to terminate the foregoing voting agreement, and Carso Global Telecom agreed to continue, until the earlier of July 24, 1999 or Mr. Carr's resignation as a director, to vote all shares over which it (or any of its affiliates) exercised voting control in favor of the election of Mr. Carr as a director. On July

24, 1998, Mr. Carr resigned as Chairman of the Board and, on July 31, 1998, Mr. Carr resigned as a director of the Company. See "--Certain Stock Purchases by Telmex".

  Certain Stock Purchases by Telmex

     In August 1998, Telmex purchased 3,250,000 shares of Common Stock from Mr. Carr for $8.00 per share for an aggregate purchase price of $26,000,000. Mr. Carr concurrently purchased 288,656 shares at the same price from family members and certain other stockholders. Pending the termination of the waiting period under the HSR Act applicable to Telmex's purchase from Mr. Carr, Telmex loaned $26,000,000 to Mr. Carr. Such loan did not bear interest and was secured by Mr. Carr's pledge to Telmex of 3,250,000 shares. Telmex and Carso Global Telecom also granted Mr. Carr certain co-sale rights to participate in subsequent sales by Telmex or Carso Global Telecom, which rights expired upon the closing of the IPO.

     In August 1998, Telmex purchased 37,500 shares of Common Stock from Paul W. DeLacey for $8.00 per share for an aggregate purchase price of $300,000. Mr. DeLacey served as President and Chief Executive Officer of the Company from June 1996 until September 1997 and as a director of the Company from June 1996 until July 1998. Mr. DeLacey concurrently purchased 6,250 shares at the same price from family members. Pending the termination of the waiting period under the HSR Act applicable to Telmex's purchase from Mr. DeLacey, Telmex loaned $300,000 to Mr. DeLacey. Such loan did not bear interest and was secured by Mr. DeLacey's pledge to Telmex of 37,500 shares. In connection with this transaction, Mr. DeLacey resigned as a director of the Company on July 24, 1998.

     As a result of Telmex's purchases of an aggregate of 3,287,500 shares from Messrs. Carr and DeLacey as described above, its purchase of 6,125,000 shares from the Company as described below under "--Prior Equity Financings" and its purchase of 2,000,000 shares from the Company simultaneously with the IPO at a purchase price of $15.00 per share, Telmex owns 19.3% of the Company's outstanding Common Stock as of February 28, 1999. See "Item 12. Security Ownership of Certain Beneficial Owners and Management".

  Loans from Banco Inbursa

     Set forth below is a summary of certain loans previously made to the Company by Banco Inbursa. All such loans have been repaid (with interest as applicable) in cash.

     In June 1996, Banco Inbursa agreed to provide the Company with a $50,000,000 revolving line of credit with an original maturity of June 13, 1997. In June 1996, the Company borrowed $48,000,000 in order to pay the cash portion of the purchase price for the Prodigy Acquisition and related expenses and subsequently borrowed the remaining $2,000,000. In March 1997, the Company repaid $40,000,000 to Banco Inbursa. See "--Funding Agreement". In June 1997, Banco Inbursa agreed to extend the line of credit for $10,000,000 until January 31, 1998. Advances under the line of credit bore interest at the prime rate plus one-half percentage point. Between February 1998 and July 1998, Banco Inbursa made additional advances to the Company in the aggregate amount of $22,100,000 to fund operations; such loans bore 9% interest and were due December 31, 1999. In late July 1998, the Company repaid all $32,100,000 then owed to Banco Inbursa. Banco Inbursa also made interim loans to the Company pending the closing of certain equity financings, all of which loans have been repaid. See "--Prior Equity Financings".

     In June 1996, Carso Global Telecom and Mr. Carr pledged 1,750,000 shares and 2,500,000 shares of Common Stock, respectively, owned by them to secure amounts outstanding under the Banco Inbursa line of credit. In connection with the October 31, 1996 amendment of the Funding Agreement, Mr. Carr agreed to continue his stock pledge until June 13, 1998 to secure a new line of credit from a United States bank or other debt financing to replace the Banco Inbursa line of credit. In October 1997, Mr. Carr agreed to pledge 1,875,000 shares of Common Stock to secure advances of $3,750,000 from Banco Inbursa to the Company until the closing of the Company's rights offering in December 1997. All stock pledges of Carso Global Telecom and Mr. Carr were released in July 1998.

  Loans from Greg C. Carr

     Set forth below is a summary of certain loans previously made to the Company by Mr. Carr. All such loans have been repaid (with interest as applicable) in cash or through conversion into Common Stock of the Company.

     In November and December 1996, Mr. Carr loaned $6,000,000 to the Company. Such loans bore interest at the prime rate plus 1 1/4 percentage points and were repaid with interest on January 2, 1997.

     From March 31, 1995 to May 15, 1995, Mr. Carr provided a revolving line of credit of $1,250,000 to the Company. See "--Prior Corporate History--ACI Merger". As of May 15, 1995, Mr. Carr converted the advances and accrued interest then outstanding ($730,000 in total) into Common Stock at $10.00 per share. From November 15, 1995 to June 12, 1996, Mr. Carr provided a revolving line of credit of $4,500,000 to the Company. Effective as of March 31, 1996, Mr. Carr converted $3,000,000 in advances into 250,000 shares of Common Stock at $12.00 per share in connection with the November 1995 Placement described below under "--Prior Equity Financings". Effective as of June 12, 1996, Mr. Carr converted the remaining $1,500,000 in advances into 125,000 shares of Common Stock at $12.00 per share. Advances under both facilities were secured by all of the Company's assets, bore interest at a floating interest rate based on the prime rate and were used to finance the Company's operations. Upon establishment of the $4,500,000 facility, the Company paid Mr. Carr a commitment fee equal to 1% of the total facility ($45,000) through the issuance of 3,750 shares of Common Stock valued at $12.00 per share.

PRIOR EQUITY FINANCINGS

     In August 1998, Telmex purchased 6,125,000 shares of Common Stock from the Company for $8.00 per share for aggregate gross proceeds of $49,000,000, and in July 1998 Carso Global Telecom purchased 1,375,000 shares of Common Stock from the Company for $8.00 per share for aggregate gross proceeds of $11,000,000. Pending the termination of the applicable waiting period under the HSR Act, Telmex's investment in the Company was represented by an unsecured, interest-free loan to the Company.

     In November 1997, the Company made a rights offering in which each stockholder of the Company was entitled to purchase one share of Common Stock at a price of $4.00 per share for each one share held as of October 10, 1997. The offering price was determined by the Company's Board of Directors to equal the fair market value of the Common Stock at that time upon consideration of certain analyses undertaken by a financial advisor as to the range within which the purchase price would be fair to the Company from a financial point of view and after consideration of other factors. On December 19, 1997, the Company closed the rights offering by issuing an aggregate of 12,640,478 shares to 36 stockholders of the Company, including 12,385,955 shares to Carso Global Telecom and 125,000 shares to Mr. Carr. Mr. Carr paid the purchase price for his shares through the conversion of $500,000 of prior advances to the Company without interest. In payment for its 12,385,955 shares, Carso Global Telecom (i) was credited with $4,000,000 by reason of the issuance of the IBM/Sears LC, (ii) paid $13,750,000 directly to Banco Inbursa on the Company's behalf in repayment of $13,750,000 of indebtedness owed by the Company to Banco Inbursa (see "-- Loans from Banco Inbursa") and (iii) paid the remaining $31,793,822 to the Company. Each calendar quarter, Carso Global Telecom is required to pay the Company an amount equal to $333,333 less any draws on the IBM/Sears LC during such quarter until the entire $4,000,000 has been paid to the Company or drawn under the IBM/Sears LC. As of January 25, 1999, Carso Global Telecom had paid $1,333,333 pursuant to such commitment and the IBM/Sears LC had been reduced to $2,666,667.

     Between October 1996 and May 1997, the Company received aggregate gross proceeds of $88,843,235 from the private placement (the "October 1996 Placement") of 7,403,603 shares of Common Stock for $12.00 per share. In the October 1996 Placement, Carso Global Telecom and Mr. Carr invested $68,500,000 and $18,500,000, respectively, through exercises of the stock puts and the financing commitments contained in the Funding Agreement, and Mr. Pillar invested $30,000. See "--Funding Agreement". The Company granted a warrant to purchase 17,014 shares of Common Stock for $12.00 per share, exercisable at any time prior to December 13, 2001, to a placement agent in the October 1996 Placement, and paid a financial advisor cash fees totalling $150,000.

     Pursuant to an agreement dated April 11, 1996, Carso Global Telecom purchased 1,750,000 shares of Common Stock from the Company for $12.00 per share (for aggregate gross proceeds of $21,000,000) on various dates between March 1996 and September 1996.

     Between November 1995 and March 1996, the Company received aggregate gross proceeds of $7,376,508 from the private placement (the "November 1995 Placement") of 614,709 shares of Common Stock for $12.00 per share. Mr. Carr purchased 250,000 shares in the November 1995 Placement for $3,000,000 upon the conversion of advances made by him to the Company under a line of credit. See "- -Loans from Greg C. Carr". The Company paid a placement agent in the November 1995 Placement a cash fee of $50,000 and granted other placement agents (i) a warrant to purchase 33,333 shares of Common Stock for $12.00 per share, exercisable at any time prior to August 15, 2005, and (ii) a warrant to purchase 11,095 shares of Common Stock for $12.00 per share, exercisable at any time prior to March 1, 2001. The foregoing warrants are currently outstanding.

     Between May 1995 and November 1995, the Company received aggregate gross proceeds of $3,081,250 from the private placement (the "May 1995 Placement") of 308,125 shares of Common Stock for $10.00 per share. Mr. Carr purchased 100,000 shares in the May 1995 Placement for $1,000,000. The Company paid a placement agent in the May 1995 Placement a cash fee of $77,438 and granted other placement agents (i) a warrant to purchase 4,000 shares of Common Stock for $10.00 per share, exercisable at any time prior to August 15, 2005, and (ii) a warrant to purchase 1,960 shares of Common Stock for $10.00 per share, exercisable at any time prior to March 1, 2001. The foregoing warrants are currently outstanding.

     Between October 1994 and February 1995, the Company received aggregate gross proceeds of $907,456 from the private placement (the "October 1994 Placement") of 453,728 shares of Series A Convertible Preferred Stock ("Series A Stock") for $2.00 per share. Each share of Series A Stock was convertible into
 .25 share of Common Stock for an effective purchase price of $8.00 per share of Common Stock. On March 31, 1995, each share of Series A Stock was reclassified and changed into .3125 share of Common Stock (for an aggregate of 141,790 shares of Common Stock), resulting in an effective purchase price for the investors in the October 1994 Placement of $6.40 per share of Common Stock. The rate at which Series A Stock was exchanged for Common Stock was intended to compensate the holders of Series A Stock for the value of the liquidation preference they relinquished upon the reclassification of their shares into Common Stock.

     As a result of their purchases from the Company as described above, and certain purchases from other stockholders of the Company, Carso Global Telecom and Telmex own 49.8% and 19.3%, respectively, of the Company's outstanding Common Stock of February 28, 1999. Mr. Carr currently owns less than 5% of the Company's outstanding Common Stock. See "--Certain Stock Purchases by Telmex".

PRIOR CORPORATE HISTORY

  Comstar Transaction

     The Company's predecessor, IW, was formed in Delaware in May 1994 to develop and operate cellular telephone systems in Africa. On August 10, 1994, IW acquired all of the assets of Comstar Cellular Network, Inc. and assumed Comstar's outstanding accounts payable. At the time of the acquisition, Comstar's corporate records were incomplete and there had been an overissuance of Comstar's common stock. Comstar also required an immediate cash infusion in order to complete the activities required to convert the two provisional communications licenses it held in Africa into definitive licenses. In exchange for Comstar's assets, IW issued to Comstar all then outstanding common stock of IW, which Comstar then distributed as a liquidating dividend to the holders of certificates for common stock of Comstar. Each holder of a certificate for common stock of Comstar was required to acknowledge and accept the terms of the Comstar acquisition and release Comstar and IW from all claims which such holder may have had against either Comstar or IW. The terms of the Comstar acquisition were accepted by the holders of 98% of the certificates for common stock of Comstar (representing 78% of the number of shares covered by outstanding certificates for common stock of Comstar), and an aggregate of 5,409,213 shares of IW common stock were issued to the former holders of Comstar certificates. Three persons chose not to participate in the Comstar acquisition and received no IW shares. See "Item 3. Legal Proceedings". In March 1995, Comstar was dissolved under Nevada law. The Company believes that the Comstar acquisition provided the holders of certificates for common stock of Comstar with the opportunity to acquire equity participation, without further investment, in a properly constituted corporation without the corporate irregularities or claims of creditors faced by Comstar and in substantially the same proportions as they would have had in Comstar had their certificates been validly issued.

  ACI Merger

     On March 31, 1995, African Communications Incorporated ("ACI") was merged with and into IW (the "ACI Merger"). Prior to the ACI Merger, IW and ACI had jointly evaluated certain African markets and established IW's initial foreign subsidiaries. ACI had no material assets or liabilities other than its equity interests in the initial foreign subsidiaries and loans of approximately $450,000 to IW and certain of its foreign subsidiaries. Immediately prior to the ACI Merger, ACI assigned these loans to Mr. Carr (who was then ACI's sole stockholder), and Mr. Carr agreed to make approximately $800,000 in additional loans available to IW. See "--Loans from Greg C. Carr". In the ACI Merger, Mr. Carr received 2,790,564 shares of common stock of IW, representing 33.8% of the outstanding common stock immediately after the ACI Merger and 32.3% of the then outstanding common stock on a fully-diluted basis. The terms of the ACI Merger were negotiated to reflect the fact that the initial foreign subsidiaries were owned by IW and ACI in a two-to-one ratio.

  Dispositions of Former International Operations

     On January 27, 1997, the Company sold IW to an acquisition corporation (the "Cellular Buyer") formed by Terrance P. Dillon, a former director and principal stockholder of the Company and IW. At the time of the sale, IW's assets consisted of cellular communications licenses and license applications in certain African countries and the associated rights and assets used in the Company's cellular telephone operations. The original purchase price consisted of (i) the surrender of 1,392,857 shares of Common Stock of the Company (valued by the parties at $27.00 per share), (ii) a Promissory Note (the "Cellular Note") in the original principal amount of $21,500,000 (including $1,500,000 in reimbursement of capital expenditures made by the Company for the benefit of IW) and (iii) the cancellation of options to purchase 125,000 shares of Common Stock of the Company. In October 1997, the Cellular Buyer surrendered an additional 573,580 shares of Common Stock of the Company held by the Cellular Buyer (valued by the parties at $12.00 per share) to reduce its unpaid obligations under the Cellular Note and to satisfy unpaid indemnification obligations owed to the Company. As of December 31, 1998, $17,655,000 in principal amount and accrued interest was outstanding under the Cellular Note. Due to uncertainties associated with the efforts of the Cellular Buyer to obtain financing, the Cellular Note has been recorded in the Company's accounts at a book value of zero.

     On October 1, 1998, the Company sold Africa Online, Inc. ("AFOL"), an ISP operating in various African countries, for $2,815,000 in cash, of which $750,000 was placed in escrow for six months to secure the Company's indemnification obligations to the buyer. In connection with the sale of AFOL, 24,230 shares of Common Stock of the Company were surrendered to the Company (of which 17,180 shares were surrendered by a former employee and 7,050 were returned to the Company out of the escrow established when the Company acquired AFOL in November 1995).

     The Company formerly participated in several joint ventures which offered Internet, online, voice messaging and fax messaging services in China. In March 1998, the Company terminated its Chinese joint ventures and operations. See Note 5 to the Company's Consolidated Financial Statements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation Committee of the Board of Directors are Messrs. Elias and Nakfoor. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of or member of the Compensation Committee of the Board of Directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as a part of this Form 10-K:

          1. Financial Statements. See Index to Financial Statements and Schedules in Part II, Item 8 of this Form 10-K.

          2. Financial Statement Schedules. Schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

          3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

     (b)  Reports on Form 8-K:

               None.

     (c)  Exhibits:

               See Exhibit Index.

     (d)  Financial Statement Schedules

               Schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRODIGY COMMUNICATIONS CORPORATION




                                   By:   /s/ Samer F. Salameh
                                       -----------------------------------
                                       Samer F. Salameh
                                       Chairman of the Board and Chief Executive
                                       Officer

                                       Date:  March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                       Title                                Date
                                              Chairman of the Board and Chief Executive         March 29, 1999
                                              Officer (Principal Executive Officer)
/s/ Samer F. Salameh
----------------------------------------
Samer F. Salameh

                                              Executive Vice President, Finance Chief
                                              Financial Officer and Director                    March 29, 1999
/s/ David R. Henkel                           (Principal Financial and Accounting Officer)
----------------------------------------
David R. Henkel

/s/ Alfredo Sanchez                           Vice Chairman of the Board                        March 29, 1999
----------------------------------------
Alfredo Sanchez

/s/ Arturo Elias                              Director                                          March 29, 1999
----------------------------------------
Arturo Elias

/s/ James M. Nakfoor                          Director                                          March 29, 1999
----------------------------------------
James M. Nakfoor

/s/ Russell I. Pillar                         Director                                          March 29, 1999
----------------------------------------
Russell I. Pillar

                                 EXHIBIT INDEX


EXHIBIT NO.                              DESCRIPTION
-----------      -------------------------------------------------------------
 3.1(1)          Certificate of Incorporation of the Registrant, as amended.

 3.2(1)          By-laws of the Registrant, as amended.

 4.1(1)          Specimen certificate for shares of Common Stock.

10.1(1) Agreement and Plan of Corporate Reorganization, dated July 8, 1994, among International Wireless Incorporated, Comstar Cellular Network, Inc., Terrance Dillon, Duncan Wine, Blaize Kaduru and Herbert Orji.

10.2(1) Partnership Purchase Agreement, dated May 12, 1996, among International Wireless Incorporated, Prodigy Services Company, International Business Machines Corporation and Sears, Roebuck and Co., as amended by Amendment dated June 3, 1996.

10.3(1) Note Exchange Agreement, dated October 20, 1997, among the Registrant, Prodigy Services Corporation, International Business Machines Corporation and Sears, Roebuck and Co., as amended by Amendment to Note Exchange Agreement dated October 31, 1997.

10.4(1) Letter agreement, dated October 20, 1997, between the Registrant and Carso Global Telecom, S.A. de C.V., relating to the Note Exchange Agreement.

10.5(1) Form of 8% Contingent Convertible Promissory Note issued by Prodigy Services Corporation to IBM and Sears.

10.6(1) Form of Contingent Common Stock Purchase Warrant issued by Prodigy Services Corporation to IBM and Sears.

10.7(1) Letter agreement, dated April 11, 1996, between International Wireless Incorporated and Grupo Carso, S.A. de C.V.

10.8(1) Funding Agreement, dated May 12, 1996, among International Wireless Incorporated, Grupo Carso, S.A. de C.V. and Greg C. Carr.

10.9(1) Amendment to Funding Agreement, dated October 31, 1996, among the Registrant, Carso Global Telecom, S.A. de C.V. and Greg C. Carr.

10.10(1) Amendment No. 2 to Funding Agreement, dated March 18, 1997, among the Registrant, Carso Global Telecom, S.A. de C.V. and Greg C. Carr.

10.11(1) Put Exercise Agreement, dated May 6, 1997, among the Registrant, Carso Global Telecom, S.A. de C.V. and Greg C. Carr.

10.12(1) Interim Financing Agreement, dated October 30, 1997, among the Registrant, Greg C. Carr and Carso Global Telecom, S.A. de C.V.

10.13(1) Stock Purchase Agreement, dated July 24, 1998, between the Registrant and Telefonos de Mexico, S.A. de C.V.

10.14(1) Stock Purchase Agreement, dated July 24, 1998, between the Registrant and Carso Global Telecom, S.A. de C.V.

10.15(1) Stock Purchase Agreement, dated July 24, 1998, among the Registrant, Telefonos de Mexico, S.A. de C.V., Greg C. Carr and Carso Global Telecom, S.A. de C.V.

10.16(1)*        1999 Outside Director Stock Option Plan of the Registrant.

10.17(1)+        Software License and Services Agreement, dated April 16, 1997, between Prodigy Services Corporation and ORACLE Worldwide Tech
                 Support.

10.18(1) Understanding Agreement, dated August 5, 1998, for line of credit granted by Carso Global Telecom, S.A. de C.V. to the Registrant.

10.19(1)+        Splitrock Full Service Agreement, dated June 24, 1997, between
                 Splitrock Services, Inc. and Prodigy Services Corporation.

10.20(1) Agreement of Sublease, dated June 24, 1997, between Splitrock Services, Inc. and Prodigy Services Corporation.

10.21(1)*        Employment Agreement, dated September 1, 1998, between the
                 Registrant and Samer F. Salameh.

10.22(1)*        Consulting Agreement, dated July 31, 1998, between the
                 Registrant and Russell I. Pillar, as amended January 5, 1999.

10.23(1)*        Employment Agreement, dated July 21, 1998, between the
                 Registrant and David R. Henkel.

10.24(1)*        Employment Agreement, dated November 24, 1997, between the
                 Registrant and James P. Dougherty.

10.25(1)*        Employment Agreement, dated September 14, 1998, between the
                 Registrant and Andrea S. Hirsch.

10.26(1)*        Employment Agreement, dated December 14, 1998 between the
                 Registrant and David C. Trachtenberg.

10.27(1)*        Employment Agreement, dated June 1, 1998, between the
                 Registrant and Carena M. Pooth.

10.28(1)*        1996 Stock Option Plan of the Registrant, as amended.

10.29(1)*        1999 Employee Stock Purchase Plan of the Registrant.

10.30(1) Lease, dated August 14, 1997, between Prodigy Services Corporation and Westchester One LLC, as amended.

10.31(1)+        Promotion & Distribution Agreement, effective October 7, 1996, between Microsoft Corporation and Prodigy Services Corporation, as amended.

10.32(1)+        Distribution and Licensing Agreement, effective October 1,
                 1996, between Packard Bell NEC, Inc. and Prodigy Services
                 Corporation.

10.33(1)+        Excite Services Distribution and Co-Branded Area Agreement,
                 dated January 20, 1998, between Excite, Inc. and Prodigy
                 Services Corporation.

10.34(1) Lease Agreement, dated June 6, 1988, between Prodigy Services Company and Crow-Kelly#1, as amended.

10.35@ Microsoft Windows 98 "Get Connected" Co-Marketing Agreement, dated July 2, 1998, between Prodigy Services Corporation and Microsoft Corporation.

10.36(1)+        Software Development and Processing Services Agreement, dated
                 January 1, 1992, between Prodigy Services Company and CSG
                 Systems, Inc., as amended.

10.37(1)         Form of Prodigy Service Member Agreement.

10.38(1) Agreement, dated January 25, 1999, among the Registrant, Telfonos de Mexico, S.A. de C.V. and others.

10.39 Microsoft Internet Explorer Logo License Agreement, dated July 2, 1998, by and between Prodigy Services Corporation and Microsoft Corporation.

10.40 Microsoft Internet Explorer License and Distribution Agreement, dated July 2, 1998, by and between Prodigy Services Corporation and Microsoft Corporation.

23.1             Consent of PriceWaterhouseCoopers LLP.

27.1             Financial Data Schedule.
___________

(1) Incorporated by reference from the registrant's Registration Statement on Form S-1 (File No. 333-64233).

* Management contract or compensation plan or arrangement filed in response to Item 14(a)(3) of the instructions to Annual Report on Form 10-K.

+ Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

@    Confidential treatment requested as to certain portions.