Form 10-Q
period 1999-03-31
PRODIGY COMMUNICATIONS CORP
filed 1999-05-17
CIK 824740

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended: March 31, 1999
                                      OR

[  ]   Transition report pursuant  to section 13 or 15(d) of the Securities
       Exchange Act of 1934

              For the transition period from ______ to _________

                      Commission File Number:  000-25333

                      PRODIGY COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)

              DELAWARE                                        04-3323363
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)


                               44 SOUTH BROADWAY
                         WHITE PLAINS, NEW YORK  10601
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (914) 448-8000

Former name, former address, and former
year, if changed since last report:       Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X                   No

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date.

Title of each class
-------------------
Common stock $.01 par value
Shares outstanding on April 30, 1999 60,979,524
                                     __________

                      PRODIGY COMMUNICATIONS CORPORATION
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 1999


                                     INDEX

                                                                       Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                            3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     11


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              12

Item 2.  Changes in Securities and Use of Proceeds                      12

Item 4.  Submission of Matters to a Vote of Security Holders            13

Item 6.  Exhibits                                                       14

Signatures

                               ________________

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.


     Prodigy(R), Prodigy Internet(TM), and Prodigy Classic(TM) are trademarks of the Company. All other trademarks referred to herein are the property of their respective owners.

PART I.

Item 1.  Financial Statements

                       PRODIGY COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (in thousands except share and per share amounts)

                                                    March 31,       December 31,
                                                       1999              1998
--------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                         $ 127,826         $12,180
  Short term investments                               32,221             -
  Accounts receivable net of allowance for doubtful
    accounts of 266 and 367 on March 31, 1999
    and December 31, 1998, respectively                   684             966
  Due from affiliate                                      761             -
  Prepaid expenses                                      1,824           1,691
  Other current assets                                    101             106
--------------------------------------------------------------------------------
Total current assets                                  163,417          14,943

Restricted cash                                         4,724           5,420
Notes receivable, net of deferred gain of                 -               -
    $16,148 at March 31, 1999 and December 31, 1998
Property and equipment, net                            14,293          12,998
Tradename, net                                         25,689          26,579
Goodwill, net                                          11,199          11,587
Deferred network costs                                  5,345           5,939
Other assets                                              359             866
--------------------------------------------------------------------------------
Total assets                                        $ 225,026         $78,332
                                                     ========         =======

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                                     $       -         $ 2,000
  Accounts payable                                      8,411           6,184
  Accrued compensation                                  2,156           3,000
  Other accrued expenses                               23,560          22,451
  Unearned revenue                                     11,876          10,200
  Accrued purchase and restructuring costs              4,456           4,705
--------------------------------------------------------------------------------
Total liabilities                                      50,459          48,540
                                                     ========         =======
--------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock; $.01, par value; 10,000,000
    shares authorized; none issued or outstanding           -               -
  Contingent convertible notes                              -          30,500
  Common stock; $.01 par value; 150,000,000 and
    280,000,000 shares authorized; 60,902,850 and
    45,034,297 shares issued and outstanding at
    March 31, 1999 and December 31, 1998                  609             450
  Additional paid-in capital-common stock             484,416         294,296
  Accumulated deficit                                (308,517)       (292,787)
  Accumulated and other comprehensive income              392               -
--------------------------------------------------------------------------------
                                                      176,900          32,459
  Less note receivable from stockholder                (2,333)         (2,667)
--------------------------------------------------------------------------------
Total stockholders' equity                            174,567          29,792
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity          $ 225,026         $78,332
                                                     ========         =======


The accompanying footnotes are an integral part of the condensed consolidated financial statements.

                      PRODIGY COMMUNICATIONS CORPORATION
             CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               (in thousands except share and per share amounts)


                                                      For the         For the
                                                    Three Months    Three Months
                                                       Ended           Ended
                                                     March 31,        March 31,
                                                       1999             1998
--------------------------------------------------------------------------------
Revenues:
  Internet and online service revenues:
    Prodigy Internet                                $    27,908     $    15,045
    Prodigy Classic                                       6,680          16,186
                                                    ------------    ------------
                                                         34,588          31,231

  Other (including $761 of affiliate
         revenue for 1999)                                1,338           2,156
--------------------------------------------------------------------------------
    Total revenues                                       35,926          33,387

Operating costs and expenses:
  Cost of revenue                                        23,527          26,554
  Marketing                                              12,519           7,001
  Product development                                     3,860           3,390
  General and administrative                             14,528          13,266
--------------------------------------------------------------------------------
    Total operating costs and expenses                   54,434          50,211
                                                    ------------    ------------
Operating loss                                          (18,508)        (16,824)

  Interest (income)/expense, net                         (1,064)            215
  Gain on settlement of note payable                     (1,714)              -
  Gain on asset sale                                          -            (400)
                                                    ----------------------------
Net loss                                            $   (15,730)    $   (16,639)
                                                    ============================

Basic and diluted loss per share                    $     (0.29)    $     (0.49)
                                                    ============    ============
Weighted average number of shares outstanding
  used in computing basic and diluted net loss
  per share                                          53,455,241      33,804,894
                                                    ============    ============



The accompanying footnotes are an integral part of the condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               (in thousands except share and per share amounts)

                                                                     For the           For the
                                                                   Three Months      Three Months
                                                                      Ended             Ended
                                                                    March 31,         March 31,
                                                                      1999              1998
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                         $    (15,730)   $  (16,639)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Option grants at below fair value                                       321           139
    Depreciation                                                          1,880         2,232
    Amortization of goodwill                                                388           387
    Amortization of tradename                                               890           756
    Amortization of deferred network asset                                  594           583
  Change in operating assets and liabilities,
    net of effects of acquisitions and disposals

    Accounts receivable                                                     282           596
    Due from affiliate                                                     (761)            -
    Other receivables                                                         -           674
    Prepaid expenses                                                       (133)          341
    Assets held for sale                                                      -          (523)
    Other assets                                                            512         1,018
    Accounts payable                                                      2,227        (3,929)
    Other accrued expenses                                                1,109        (2,223)
    Accrued compensation                                                   (844)         (565)
    Unearned revenue                                                      1,676         2,290
    Accrued purchase and restructuring costs                               (249)         (593)
----------------------------------------------------------------------------------------------
Net cash used in operating activities                                    (7,838)      (15,456)
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property and equipment                                  (3,175)         (321)
  Short term investments                                                (31,829)           15
---------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (35,004)         (306)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Sale of common stock, net of fees                                     159,458             -
  Borrowings/(repayments) of notes payable to related
    parties                                                              (2,000)       16,400
  Repayments of note receivable from stockholder                            334           333
  Increase (decrease) in restricted cash                                    696            (1)
---------------------------------------------------------------------------------------------
Net cash provided by financing activities                               158,488        16,732
---------------------------------------------------------------------------------------------

Net increase in cash                                                    115,646           970
                                                                   ------------    ----------
Cash, beginning                                                          12,180        12,363
                                                                   ------------    ----------
Cash, ending                                                       $    127,826    $   13,333
                                                                   ============    ==========
Noncash financing activity:
    Conversion of contingent convertible notes to common stock           30,500          -


The accompanying footnotes are an integral part of the condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
               (in thousands except share and per share amounts)


For the period ended March 31, 1999

                                                                        Contingent                        Additional
                                                       Preferred Stock  Convertible     Common Stock       Paid in
                                                       Shares   Amount  Securities   Shares      Amount    Capital
                                                       ---------------  -----------  ------------------   ----------
Balance, December 31, 1998                                0       $0      $30,500    45,034,297 $ 450     $ 294,296

Sale of common stock
  Exercise of options                                     -        -                    413,287     4         3,286
  Sale of stock                                           -        -                 11,200,000   112       156,377

Conversion of notes into common stock                                     (30,500)    4,255,266    43        30,457

Comprehensive Loss:
Net loss
Unrealized gain on marketable securities

Comprehensive loss
                                                       --------------------------------------------------------------
Balance, March 31, 1999                                   0       $0        $0       60,902,850  $609       $484,416
                                                       ======   ======    ======    ===========  =====     ==========

                                                                                    Note        Accumulated
                                                                                  Receivable      Other
                                                                     Accumulated     From      Comprehensive
                                                                       Deficit    Shareholder     Income      Total
                                                                     -----------  -----------  -------------  -----
Balance, December 31, 1998                                           $(292,787)    $(2,667)                   $29,792

Sale of common stock                                                                                            3,290
  Exercise of options                                                                  334                    156,823
  Sale of stock

Conversion of notes into common stock                                                                               -

Comprehensive Loss:
Net loss                                                               (15,730)                               (15,730)
Unrealized gain on marketable securities                                                              392         392
                                                                                                            -----------
Comprehensive loss                                                                                            (15,338)
                                                       ---------------------------------------  ----------- -----------
Balance, March 31, 1999                                              $(308,517)    $(2,333)       $   392    $174,567
                                                                    ===========   ==========    =========== ===========

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

                      PRODIGY COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             (in thousands except share and per share information)


Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of Prodigy Communications Corporation (the "Company") and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Note 2.  Common Stock Offering

     On February 11, 1999, the Company completed an initial public offering under the Securities Act of 1933. The Company sold 11,200,000 shares of Common Stock and raised aggregate proceeds of approximately $156,500.

     Upon the completion of the Company's offering under the Act both IBM and Sears acquired an interest in the Company's outstanding common stock in accordance with the terms of the Contingent Convertible Notes. IBM and Sears each received approximately 2,127,500 shares for a combined total of approximately 4,255,000.

      Additionally, IBM and Sears each received warrants which allow them to purchase additional shares constituting up to 15% of the Company as of the IPO date at 130% of the fair market value at the date of conversion of the Contingent Convertible Notes. Those warrants are exercisable for three years from the conversion date. IBM and Sears each received warrants to purchase approximately 2,409,000 shares or approximately 4,818,000 in total.

Note 3.  Restructuring Reserves

     During the first quarter of 1999, the Company incurred $249 of expenditures related to the 1997 restructuring reserve. These expenditures relate to contractual obligations and severance payments identified under the original plans. The remaining reserve consists primarily of contractual obligations that Management expects to be used in full by December 31, 2001.

Note 4.  Settlement of Debt

     In January 1999, the Company paid a network company $750 in full settlement of its 8 1/4% convertible note in the principal amount of $2,000, and all accrued interest.

Note 5.  Net Loss Per Share

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since the Company incurred losses for all periods presented, the conversion of options to Weighted Average Common Shares would be anti-dilutive; and therefore there is no difference between basic and diluted earnings per share.

Note 6.  Recent Pronouncements

     During the first quarter of 1999 the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". All internal software is recorded by the Company in accordance with the above mentioned pronouncement and is depreciated over three years beginning on the date the software is put in use. The Company has capitalized $1,806 of costs related to internal use of software during the three months ended March 31, 1999.

     In January 1999, the Company adopted SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires the costs of start-up activities and organization costs to be expensed as incurred. As the Company has expensed these costs historically, the adoption of this standard did not have a significant impact on the Company's results of operations, financial position or cash flows.

Note 7.  Subsequent Events

     During 1997 the Company sold a subsidiary which eventually became part of TCI Music. As a result of the sale, the Company acquired shares in TCI music (NASDAQ NMS: TUNE). The value of such shares was approximately $392 at March 31, 1999. During April of 1999, TCI Music announced its merger with Liberty Media. As a result, the value of the Company's investment increased and was sold for $3,325, generating a gain of $3,319 which was realized during the second quarter. The value of the investment at March 31, 1999 of $392 was recorded as an unrealized gain and included as part of comprehensive income. At March 31, 1999 the stock was valued based on the quoted market value at that date.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Unaudited Financial Statements and Notes thereto contained herein under Item 1.

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

     The results of operations of ISP's, including those of the Company, are significantly affected by subscriber cancellations. Subscriber acquisition expenses and the administrative expenses of enrolling and assisting new subscribers are substantial, and in the past the Company typically offered free service for one or two months to new subscribers. In selected distribution channels, the Company is replacing free trial programs with money-back guarantees in order to attract enrollees who are less likely to terminate service. The failure to attract and retain subscribers to the Company's services, or an increase in the rate of subscriber cancellations, would have a material adverse effect on the Company. The Company historically has experienced better retention for subscribers under prepaid term plans than subscribers under month-to-month plans. Under prepaid term plans, subscribers choose to prepay for longer terms at reduced monthly rates. The Company recognizes revenue related to prepaid online service fees over the period services are provided on a straight-line basis. The Company ceased offering prepaid term plans in 1995 but reinstated such term plans in January 1997.

     The Company historically has experienced seasonality in its business, with higher expenses during the last and first fiscal quarters, corresponding to the Christmas and post-Christmas selling season, and lower timed usage revenues (revenues from hourly usage charges) during its second and third fiscal quarters resulting from reduced usage of its services during the summer months. The Company believes that the seasonal reductions in timed usage revenues historically experienced by the Company will be mitigated by the movement from timed usage plans to unlimited usage plans as well as growth in the Company's subscriber base, although the company expects to continue to have higher expenses during its first and fourth quarters. As a result of the seasonality of its business, as well as other factors, the Company experiences quarterly fluctuations in it its operating results.

Results of Operations

     The Company's total revenues have two components: Internet and online service revenues, consisting of subscription revenues from subscribers to Prodigy Internet and Prodigy Classic, and other revenues, consisting of advertising and transaction fees, as well as fees from a management contract with Telmex under which Prodigy provides certain management and consulting services to Telmex's Internet subsidiary Prodigy Internet de Telmex. Subscription revenues include revenues from hourly usage charges ("timed usage revenues"). The Company defines "billable" subscribers as subscribers who remain enrolled beyond completion of the applicable trial period or who enroll in a money-back guarantee program.

Internet revenues

     Subscription revenues for Prodigy Internet increased $12.9 million, or 86%, from $15.0 million for the three months ended March 31, 1998 to $27.9 million for the three months ended March 31, 1999. The number of Prodigy Internet billable subscribers increased 259,000, or 79%, from 327,000 at March 31, 1998 to 586,000 at March 31, 1999, representing 51% and 83% of total billable subscribers at March 31, 1998 and March 31, 1999, respectively. Prodigy Internet subscribers accounted for 70% and 90%, respectively, of total network usage during the three months ended March 31, 1998 and March 31, 1999. Subscription revenues from Prodigy Classic decreased $9.5 million, or 59%, from $16.2 million in the three months ended March 31, 1998 to $6.7 million in the three months ended March 31, 1999 as the number of Prodigy Classic billable subscribers decreased from 314,000 at March 31, 1998 to 124,000 at March 31, 1999. The Company intends to discontinue Prodigy Classic in the fourth quarter of 1999. Total billable subscribers increased by 69,000, or 11%, from 641,000 at March 31, 1998 to 710,000 at March 31, 1999. Timed usage revenues decreased $.9 million, or 56%, from $1.6 million in the three months ended March 31, 1998 to $.7 million in the three months ended March 31, 1999. The decrease in timed usage revenues associated with Prodigy Classic was offset by an increase in average revenue per billable subscriber primarily due to the higher-priced plans for unlimited usage associated with Prodigy Internet.

Other revenues

     Other revenues decreased $.8 million, or 38%, primarily as a result of the Company's sale and divestiture of its operations in Africa and China, respectively. This decrease was offset, in part, by the commencement in February 1999 of the management agreement with Telmex under which the Company receives a percentage of the monthly net revenues from Telmex's Internet subscribers.

     As a result of the foregoing factors, total revenues increased by $2.5 million from $33.4 million in the three months ended March 31, 1998 to $35.9 million in the three months ended March 31, 1999.

Cost of revenues

Cost of revenues includes network and content expenses. Content expenses consist of the costs of developing, or obtaining from third parties, content for inclusion in the Company's service offerings. Cost of revenues decreased from $26.6 million in the three months ended March 31, 1998 to $23.5 million in the three months ended March 31, 1999. This decrease was attributable to a $1.0 million reduction in content expense resulting from the Company's outsourcing arrangement with Excite which commenced in April 1998 and to the elimination of $.8 million of cost associated with the Company's African Internet operations which were sold in October 1998. In addition, the Company benefited from its network outsourcing arrangement with Splitrock by reaching the contractual "cap" of its monthly network charges in April 1998 and, effective January 1999, by securing a more favorable rate for a certain category of subscriber. As a result of these factors, network usage, which increased 68% in the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due to the shift of the subscriber base from timed usage to unlimited usage plans, decreased approximately $1.3 million in the three months ended March 31, 1999.

Marketing

     Marketing expense includes the costs to acquire and retain subscribers, advertising and other general sales and marketing costs. Marketing expense increased $5.5 million, or 79%, from $7.0 million in the three months ended March 31, 1998 to $12.5 million in the three months ended March 31, 1999. During the three months ended March 31, 1998, the Company temporarily suspended certain of its sales and marketing programs in response to network performance issues encountered during the initial roll-out of the new Splitrock network. By contrast, during the three months ended March 31, 1999, the Company incurred approximately $4.1 million in broadcast media and production expense in connection with the "There Is A Choice" advertising campaign.

Product development

     Product development expense includes research and development costs and other product development costs. Product development expense increased from $3.4 million in the three months ended March 31, 1998 to $3.9 million in the three months ended March 31, 1999. In the 1998 period, product development activities centered on integration and stabilization of the Splitrock network and transition to the co-branded Prodigy/Excite content platform for Prodigy Internet. In the three months ended March 31, 1999, product development activities centered on the development of the Prodigy Hispanic product, implementing the billing, provisioning and customer service infrastructure to support the Company's Business Solutions Group, and in developing future Prodigy Internet product offerings and service enhancements.

General and administrative

     General and administrative expense increased from $13.3 million in the three months ended March 31, 1998 to $14.5 million in the three months ended March 31, 1999. The increase was primarily attributable to increased subscriber management and billing charges and higher incentive compensation expense, including $.3 million of compensation expense incurred in connection with employee stock options with exercise prices deemed to be below fair market value.

Restructuring Reserves

     During the first quarter of 1999, the Company incurred $.2 million of expenditures related to the 1997 restructuring reserve. These expenditures relate to contractual obligations and severance payments identified under the original plans. The remaining reserve consists primarily of contractual obligations that Management expects to be used in full by December 31, 2001.

Interest and other income

     Interest income/expense, net improved from an expense of $.2 million in the three months ended March 31, 1998 to income of $1.1 million in the three months ended March 31, 1999. This improvement was due to higher cash levels following the Company's initial public offering in February 1999. In addition, during the three months ended March 31, 1999, the Company recognized a gain of $1.7 million upon settlement of a note payable to a corporate lender. In the three months ended March 31, 1998, the Company had recognized a gain of $.4 million from the sale of proprietary content.

     As a result of the foregoing factors, the Company's operating loss increased from $16.8 million in the three months ended March 31, 1998 to $18.5 million in the three months ended March 31, 1999 and its net loss decreased from $16.6 million in the three months ended March 31, 1998 to $15.7 million in the three months ended March 31, 1999.

Liquidity and Capital Resources

     Since formation, the Company has relied on private sales of equity securities (totaling $294.1 million through December 31, 1998), borrowings and an initial public offering in February 1999 (with net proceeds of $156.5 million) to fund its operations. The Company has incurred significant losses since inception and, at December 31, 1998, had an accumulated deficit of $292.8 million, a working capital deficit of $33.6 million, current liabilities of $48.5 million, current assets of $14.9 million and negative cash flow from operations of $67.9 million. For the three months ended March 31, 1998 and March 31, 1999, the Company incurred negative cash flow from operations of $15.5 million and $7.8 million, respectively.

     In February 1999, the Company sold 11,200,000 shares of Common Stock in its IPO, including 2,000,000 shares of Common Stock sold to Telmex, for aggregate net proceeds of $156.5 million.

     In August 1998, Carso Global Telecom agreed to provide the Company with a $35.6 million committed revolving line of credit entitling the Company to borrow, repay and reborrow amounts in minimum increments of $1.0 million prior to maturity on December 31, 1999. Advances are due 90 days after borrowing, but the Company is permitted to roll over advances into new advances at its election. Advances are uncollateralized and bear interest at the LIBOR rate plus between one and five percentage points (as negotiated on a case-by-case basis). As of March 31, 1999, no amounts were outstanding under the revolving line of credit. Carso Global Telecom is the Company's principal stockholder.

     As a result of the Company's outsourcing arrangements, the Company has significantly reduced the level of capital expenditures needed in its operations. The Company's July 1997 network agreement with Splitrock eliminated the need for the Company to maintain and upgrade its own network. The Company's portal content agreement with Excite eliminated the need, beginning in April 1998, for internal development of content and Prodigy Internet customization and other programming projects. The Company's capital expenditures for the year ended December 31, 1998 were $2.6 million, primarily for the purchase of data processing equipment. For the three months ended March 31, 1999, the Company's capital expenditures were $3.2 million, principally for the purchase and implementation of a new subscriber management system with enhanced customer care, data mining and marketing program management capabilities, the purchase and implementation of a new accounting and financial reporting system and the purchase of new equipment for Prodigy Internet.

     At March 31, 1999, the Company had available cash and cash equivalents of $127.8 million. In addition, the Company invested $32.2 million in short term financial instruments. The Company is currently experiencing substantial negative cash flow each month and expects to continue to experience negative cash flow through at least the end of 1999. The Company's future financing requirements will depend on a number of factors, including the Company's operating performance and increases in operating expenses associated with growth in the Company's business. Based upon its current operating plan, the Company believes that the net proceeds from the IPO and available financing under its revolving credit facility with Carso Global Telecom, will be sufficient to meet its anticipated cash requirements for at least the next twelve months.

Year 2000 Readiness

     The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may recognize a date using ''00'' as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities. The Company maintains various internal computer systems and equipment and contracts with third-party vendors for the provision of computerized customer billing, network operation, Prodigy Internet service content and certain other information technology and other services.

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

     The Company has completed an inventory of substantially all of its internal systems and programs related to both the delivery of the Prodigy Internet service and the daily operations of the business. Based on its preliminary analysis, the Company estimates that it will spend approximately $9.5 million through the end of 1999 to remediate potential Year 2000 problems with its internal systems and to purchase and implement a new member management system with enhanced customer care, data mining and marketing program management capabilities that will replace a system that is not Year 2000 compliant. Prodigy Classic is not Year 2000 compliant and the Company intends to discontinue Prodigy Classic in the fourth quarter of 1999. See ''--Certain Factors That May Affect Future Operating Results."

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

Recent Pronouncements

     During the first quarter of 1999 the company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". All internal software is recorded by the Company in accordance with the above mentioned pronouncement and is depreciated over three years beginning on the date the software is put in use.

     In January 1999, the Company adopted SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires the costs of start-up activities and organization costs to be expensed as incurred. As the Company has expensed these costs historically, the adoption of this standard did not have a significant impact on the Company's results of operations, financial position or cash flows.

Certain Factors That May Affect Future Operating Results

     The cautionary statements set forth below and elsewhere in this Report, as well as in the Company's latest Annual Report on Form 10-K, identify important risks and uncertainties that could materially adversely affect our business, financial condition, results of operations or prospects.

     Since our inception, we have incurred significant losses. There can be no assurance that we will achieve or sustain profitability.

     Our industry is intensely competitive and includes many significant participants, including: ISPs, proprietary online service providers, major international telecommunications companies, Internet-search services and various
other telecommunications companies.   We also face competition from companies
that provide broadband connections to households, including: local and long-distance telephone companies, cable television companies, and electric utility companies. Many of our current and future competitors have substantially greater financial, marketing and technical resources than us. There can be no assurance we will compete effectively. The Telecommunications Act and strategic alliances or consolidation among ISPs may result in additional competitive pressures.

     Subscriber cancellations may materially adversely affect the results of operations of ISPs, including Prodigy. Customer acquisition expenses and the administrative expenses of enrolling and assisting new subscribers are substantial. The failure to attract and retain subscribers to our services, or an increase in, or a failure to slow, the rate of subscriber cancellations, would have a material adverse effect on us.

     The Internet services industry is highly fragmented, consisting of more than 5,000 ISPs in the United States, and is expected to undergo substantial consolidation over the next few years. Any failure to expand our business through acquisitions may materially adversely affect our competitive position. Any acquisitions that we make may involve risks, including the successful integration and management of acquired operations and personnel. The integration of acquired businesses may also divert management's attention from other business matters. This could materially adversely affect our business.

     Our subscriber traffic is carried on a network owned and operated by Splitrock. The failure by Splitrock for any reason to provide network services as required, or any significant disruption in such services, whether for technical, operational, financial or other reasons, would have a material adverse effect on us.

     The security measures employed by Splitrock and us cannot assure complete protection from security problems. The occurrence of these problems may result in claims against us and could adversely affect us or our ability to attract and retain customers. In addition, the occurrence of a natural disaster or other unanticipated technical or other problems in Splitrock's network or our data hosting center, or the failure of telecommunications providers to provide required data communications capacity for any reason, could cause interruptions in our services.

     In addition to our network arrangements with Splitrock, we have outsourced our content to Excite and aspects of our customer service and billing functions to several providers. We also rely on local telephone and other companies to provide data communications capacity via local telecommunications lines and leased long-distance lines. The failure of these providers to provide services as required, or any significant disruption of or deterioration in services, would have a material adverse effect on us.

     A majority of our Prodigy Internet enrollments arise from bundling arrangements with PC manufacturers and our relationship with Microsoft. The loss of relationships with Packard Bell/NEC or Microsoft or any significant reduction in enrollments from these sales channels would have a material adverse effect on us.

     We intend to discontinue Prodigy Classic in the fourth quarter of 1999. Prodigy Classic has been a significant source of revenue and subscribers to Prodigy Internet. The termination of Prodigy Classic could adversely affect our results of operations.

     Our industry is characterized by rapid technological change resulting in dynamic customer demands and frequent new product and service introductions. As a result, markets can change rapidly. Our future results will depend in part on our ability to make timely and cost-effective enhancements and additions to our services that achieve market acceptance.

     Our ability to compete successfully is dependent upon the continued compatibility of our services with the technologies of others. Although we intend to support emerging standards in the market for Internet access, we can give no assurance that our products will conform to new standards in a timely fashion.

     Our business strategy includes the introduction of new services and entry into new markets. We can give no assurance that we will be successful in offering new services and entering new markets as planned or that any new services will achieve market acceptance.

     Our future financing requirements will depend on many factors, including our operating performance and increases in operating expenses associated with growth in our business. Adequate additional financing may not be available on acceptable terms when needed.

     We experience quarterly fluctuations in our operating results due to many factors, including: the seasonality of our business, changes in the level of consumer spending during business cycles, the timing of introduction of new and enhanced services by us, pricing changes, competitive factors and other factors discussed herein. We historically have experienced seasonality in our business. Accordingly, we believe that quarter-to-quarter comparisons of operating results may not be meaningful or indicative of future results.

  Our ability to exploit the market for our products and services and increase our subscriber base requires an effective planning and management process. Our ability to plan and manage effectively will require us to continue to implement and improve our operational, financial and management information systems. We will also be required to attract and retain skilled personnel. Competition for key personnel is intense, and there can be no assurance that we will be successful in attracting and retaining necessary personnel.

     Changes in the regulatory environment relating to the telecommunications and media industry could adversely affect us.

     See also "-- Year 2000 Readiness."

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

SALES OF UNREGISTERED SECURITIES

     The following is a description of the unregistered securities sold by the Company during the period from January 1, 1999 through March 31, 1999:

     From January 1, 1999 through February 11, 1999 (the date of effectiveness of certain Registration Statements on Form S-8 filed by the Company), the Company granted stock options to employees, directors, officers and consultants to purchase an aggregate of 281,176 shares of Common Stock with exercise prices ranging from $9.00 to $12.00 per share. During this same period, the Company issued an aggregate of 833 shares of Common Stock, for aggregate cash proceeds of $3,332, pursuant to the exercise of stock options.

     The securities issued in the foregoing transactions were offered and sold in reliance upon exemptions from registration set forth in Sections 3(b) and 4(2) of the Securities Act, or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or an exemption from registration under Rule 701 of the Securities Act. No underwriters or placement agents were involved in the foregoing issuances and sales.

USE OF PROCEEDS

     The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-64233), relating to the Company's initial public offering of its Common Stock and simultaneous sale shares to a stockholder of the Company and registering 11,200,000 shares, was February 10, 1999.

     The following table sets forth the underwriting discounts and commissions and other expenses incurred by the Company from February 10, 1999 through March 31, 1999 in connection with the issuance and distribution of such securities. All amounts shown are estimates.

Underwriting discounts and commissions     $  9,315,000
Nasdaq National Market listing fee              142,000
Blue Sky fees and expenses                       64,000


Transfer Agent and Registrar fees                12,000
Accounting fees and expenses                    609,000
Legal fees and expenses                         542,000
Printing and mailing expenses                   379,000
Miscellaneous                                   448,000
                                           ------------
  Total                                    $ 11,511,000  ($2,196,000,
                                                         excluding
                                                         underwriting
                                                         discounts
                                                         and commissions)
                                                         ================
Net Proceeds                               $156,489,000
                                           ============

     None of such expenses involved direct or indirect payments to directors or officers of the Company or their associates, 10% stockholders of the Company, or affiliates of the Company.

          From February 10, 1999 to March 31, 1999, the Company invested all of the proceeds from the initial public offering in a money market fund and other, short term financial instruments.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

     The exhibits listed on the Exhibit Index are filed herewith.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES


  Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  PRODIGY COMMUNICATIONS
  CORPORATION


Date:  May 17, 1999        /s/ David R. Henkel
                           -------------------------------
                           David R. Henkel
                           Executive Vice President, Finance,
                           and Chief Financial Officer
                           (Principal Financial and Accounting
                           Officer)

                                 Exhibit Index


Exhibit Number          Title
--------------          -----

      27                Financial Data Schedule