Form 10-Q
period 1999-06-30
PRODIGY COMMUNICATIONS CORP
filed 1999-08-16
CIK 824740

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended: June 30, 1999
                                      OR

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

Title of each class
-------------------
Common stock $.01 par value
Shares outstanding on July 31, 1999 61,110,541
                                    __________

                      PRODIGY COMMUNICATIONS CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1999


                                     INDEX

                                                                       Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                            3

Item 2.  Management's Discussion and Analysis of Financial Condition     8
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     11


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              12

Item 2.  Changes in Securities and Use of Proceeds                      12

Item 4.  Submission of Matters to a Vote of Security Holders            13

Item 6.  Exhibits                                                       14

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

PART I.

Item 1.  Financial Statements

                       PRODIGY COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (in thousands except share amounts)

                                                     June 30,       December 31,
                                                       1999              1998
--------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                         $ 105,330         $12,180
  Short term investments                               44,252             -
  Accounts receivable net of allowance for doubtful
    accounts of 394 and 367 on June 30, 1999
    and December 31, 1998, respectively                 1,037             966
  Due from affiliate                                      322             -
  Prepaid expenses                                      2,047           1,691
  Other current assets                                    181             106
--------------------------------------------------------------------------------
Total current assets                                  153,169          14,943

Restricted cash                                         4,770           5,420
Notes receivable, net of deferred gain of                 -               -
    $16,148 at June 30, 1999 and December 31, 1998
Property and equipment, net                            16,490          12,998
Tradename, net                                         24,798          26,579
Goodwill, net                                          10,812          11,587
Deferred network costs                                  4,751           5,939
Other assets                                              717             866
--------------------------------------------------------------------------------
Total assets                                        $ 215,507         $78,332
                                                     ========         =======

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                                     $       -         $ 2,000
  Accounts payable                                      5,750           6,184
  Accrued compensation                                  2,994           3,000
  Other accrued expenses                               24,195          22,451
  Unearned revenue                                     13,299          10,200
  Accrued purchase and restructuring costs              4,315           4,705
--------------------------------------------------------------------------------
Total liabilities                                      50,553          48,540
--------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock; $.01, par value; 10,000,000
    shares authorized; none issued or outstanding           -               -
  Contingent convertible notes                              -          30,500
  Common stock; $.01 par value; 150,000,000 and
    280,000,000 shares authorized; 61,079,031 and
    45,034,297 shares issued and outstanding at
    June 30, 1999 and December 31, 1998                   611             450
  Additional paid-in capital-common stock             485,911         294,296
  Accumulated deficit                                (319,901)       (292,787)
--------------------------------------------------------------------------------
                                                      166,621          32,459
  Less note receivable from stockholder                (1,667)         (2,667)
--------------------------------------------------------------------------------
Total stockholders' equity                            164,954          29,792
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity          $ 215,507         $78,332
                                                     ========         =======


The accompanying footnotes are an integral part of the condensed consolidated financial statements.

                      PRODIGY COMMUNICATIONS CORPORATION
             CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               (in thousands except share and per share amounts)


                                                      For the         For the         For the         For the
                                                    Three Months    Three Months     Six Months      Six Months
                                                       Ended           Ended           Ended           Ended
                                                      June 30,        June 30,        June 30,        June 30,
                                                       1999             1998           1999             1998
----------------------------------------------------------------------------------------------------------------
Revenues:
  Internet and online service revenues:
    Prodigy Internet                                $    30,065     $    19,153     $    57,973     $    34,198
    Prodigy Classic                                       5,047          12,751          11,727          28,937
                                                    ------------    ------------    ------------    ------------
                                                         35,112          31,904          69,700          63,135

  Other (including $1,411 and $2,172 of affiliate
         revenue for the three and six
         months ended June 30, 1999,
         respectively                                     1,978           2,019           3,316           4,175
----------------------------------------------------------------------------------------------------------------
    Total revenues                                       37,090          33,923          73,016          67,310

Operating costs and expenses:
  Cost of revenue                                        23,954          24,942          47,481          51,496
  Marketing                                              11,243           8,451          23,762          15,452
  Product development                                     3,801           2,899           7,661           6,289
  General and administrative                             14,681          13,052          29,209          26,318
--------------------------------------------------------------------------------    ----------------------------
    Total operating costs and expenses                   53,679          49,344         108,113          99,555
                                                    ------------    ------------    ------------    ------------
Operating loss                                          (16,589)        (15,421)        (35,097)        (32,245)

  Interest (income)/expense, net                         (1,842)            113          (2,906)            328
  Gain on sale of equity investment                      (3,319)              -          (3,319)              -
  Gain on settlement of note payable                          -               -          (1,714)              -
  Gain on asset sale                                          -               -               -            (400)
  Other                                                     (44)              -             (44)              -
                                                    ----------------------------    ----------------------------
Net loss                                            $   (11,384)    $   (15,534)    $   (27,114)    $   (32,173)
                                                    ============================    ============================

Basic and diluted loss per share                    $     (0.19)    $     (0.43)    $     (0.47)    $     (0.92)
                                                    ============    ============    ============    ============
Weighted average number of shares outstanding
  used in computing basic and diluted net loss
  per share                                          61,007,546      36,466,399      57,252,375      35,142,502
                                                    ============    ============    ============    ============



The accompanying footnotes are an integral part of the condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                     For the           For the
                                                                    Six  Months       Six Months
                                                                      Ended             Ended
                                                                     June 30,          June 30,
                                                                      1999              1998
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                         $    (27,114)   $  (32,173)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Gain on sale of equity investments                                   (3,319)            -
    Option grants at below fair value                                       642           280
    Depreciation                                                          3,895         4,250
    Amortization of goodwill                                                775           773
    Amortization of tradename                                             1,781         1,602
    Amortization of deferred network asset                                1,188         1,166
  Change in operating assets and liabilities,
    net of effects of acquisitions and disposals

    Accounts receivable                                                     (71)        1,048
    Due from affiliate                                                     (322)            -
    Other receivables                                                         -           (78)
    Prepaid expenses                                                       (356)          331
    Assets held for sale                                                      -          (432)
    Other assets                                                             74         1,020
    Accounts payable                                                       (434)       (9,738)
    Other accrued expenses                                                1,744        (4,736)
    Accrued compensation                                                     (6)         (261)
    Unearned revenue                                                      3,099         4,870
    Accrued purchase and restructuring costs                               (390)       (2,324)
----------------------------------------------------------------------------------------------
Net cash used in operating activities                                   (18,814)      (34,402)
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property and equipment                                  (7,387)         (445)
Proceeds from sale of equity investments                                  3,319             -
  Short term investments                                                (44,252)            -
---------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (48,320)         (445)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Sale of common stock, net of fees                                     160,634        15,010
  Borrowings/(repayments) of notes payable to related
    parties                                                              (2,000)       16,400
  Repayments of note receivable from stockholder                          1,000           666
  Increase (decrease) in restricted cash                                    650            (1)
  Other                                                                       -            16
---------------------------------------------------------------------------------------------
Net cash provided by financing activities                               160,284        32,091
---------------------------------------------------------------------------------------------

Net increase in cash                                                     93,150        (2,756)
                                                                   ------------    ----------
Cash, beginning                                                          12,180        12,363
                                                                   ------------    ----------
Cash, ending                                                       $    105,330    $    9,607
                                                                   ============    ==========
Noncash financing activity:
    Conversion of contingent convertible notes to common stock           30,500          -


The accompanying footnotes are an integral part of the condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
               (in thousands except share and per share amounts)


For the period ended June 30, 1999

                                                                        Contingent                        Additional
                                                       Preferred Stock  Convertible     Common Stock       Paid in
                                                       Shares   Amount  Securities   Shares      Amount    Capital
                                                       ---------------  -----------  ------------------   ----------
Balance, December 31, 1998                                0       $0      $30,500    45,034,297 $ 450     $ 294,296

Sale of common stock
  Exercise of options                                     -        -                    589,468     6         4,781
  Sale of stock                                           -        -                 11,200,000   112       156,377

Conversion of notes into common stock                                     (30,500)    4,255,266    43        30,457

Comprehensive Loss:
Net loss

Comprehensive loss
                                                       --------------------------------------------------------------
Balance, June 30, 1999                                    0       $0        $0       61,079,031  $611       $485,911
                                                       ======   ======    ======    ===========  =====     ==========

                                                                                    Note
                                                                                  Receivable
                                                                     Accumulated     From
                                                                       Deficit    Shareholder     Total
                                                                     -----------  -----------     -----
Balance, December 31, 1998                                           $(292,787)    $(2,667)       $29,792

Sale of common stock                                                                                4,787
  Exercise of options                                                                1,000        157,489
  Sale of stock

Conversion of notes into common stock                                                                   -

Comprehensive Loss:
Net loss                                                                (27,114)                  (27,114)
                                                                                                -----------
Comprehensive loss                                                                                (27,114)
                                                       ---------------------------------------  -----------
Balance, June 30, 1999                                             $ (319,901)     $ (1,667)     $164,954
                                                                    ===========   ==========    ===========

The accompanying footnotes are an integral part of the condensed consolidated financial statements.

                      PRODIGY COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             (in thousands except share and per share information)


Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of Prodigy Communications Corporation (the "Company") and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     During the second quarter of 1999, the Company entered into an agreement with a computer retailer (the "Retailer") to make specified payments to the Retailer in exchange for the Retailer enrolling customers onto Prodigy Internet and obtaining a signed contractual commitment from these customers to term subscriptions to Prodigy Internet of one, two, or three years at a monthly charge of $19.95. The Company has capitalized these payments and plans to amortize them over the life of the subscriber contract. The Company expects this policy to have a material impact on the year end financial statements.

Note 2.  Common Stock Offering

     On February 11, 1999, the Company completed an initial public offering under the Securities Act of 1933. The Company sold 11,200,000 shares of Common Stock and raised aggregate proceeds of approximately $156,400.

     Upon the completion of the Company's offering both IBM and Sears acquired an interest in the Company's outstanding common stock in accordance with the terms of the Contingent Convertible Notes. IBM and Sears each received approximately 2,127,500 shares for a combined total of approximately 4,255,000.

      Additionally, IBM and Sears each received warrants which allow them to purchase additional shares up to 15% of common shares outstanding as of the IPO date at 130% of the fair market value at the date of conversion of the Contingent Convertible Notes. Those warrants are exercisable for three years from the conversion date. IBM and Sears each received warrants to purchase approximately 2,409,000 shares or approximately 4,818,000 in total.

Note 3.  Restructuring Reserves

     During the first and second quarter of 1999, the Company paid $249 and $141, respectively, of expenditures related to the 1997 restructuring reserve. These expenditures relate to contractual obligations and severance payments identified under the original plans. The remaining reserve consists primarily of contractual obligations that management expects to be paid in full by December 31, 2001.

Note 4.  Settlement of Debt

     In January 1999, the Company paid a network company $750 in full settlement of its 8 1/4% convertible note in the principal amount of $2,000, and all accrued interest.

Note 5.  Gain on Sale of Assets

     During 1997 the Company sold a subsidiary which eventually became part of TCI Music. As a result of the sale, the Company acquired shares in TCI music. During April of 1999, TCI Music announced its merger with Liberty Media. As a result, the value of the Company's investment increased and was sold for $3,325, generating a gain of $3,319 which was realized during the second quarter.

Note 6.  Net Loss Per Share

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since the Company incurred losses for all periods presented, the inclusion of options in the calculation of weighted average common shares is anti-dilutive; and therefore there is no difference between basic and diluted earnings per share.

Note 7.  Recent Pronouncements

     During the first quarter of 1999 the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". All internal software is recorded by the Company in accordance with the above mentioned pronouncement and is depreciated over three years beginning on the date the software is put in use. The Company has capitalized $1,287 and $1,623 of costs related to internal use of software during the three months ended March 31, 1999 and June 30, 1999 respectively.

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

Note 8. Subsequent Events

     In connection with the agreement with the Retailer, the Company is required to establish a $50,000 letter of credit with a financial institution. This line of credit was established in the third quarter and was fully collateralized by a corresponding amount of cash that has been classified as restricted cash.

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

Results of Operations
Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     The Company's total revenues have two components: Internet and online service revenues, consisting of subscription revenues from subscribers to Prodigy Internet and Prodigy Classic, and other revenues, consisting of advertising and transaction fees, Web hosting fees from the Company's Business Services division, and fees from a management contract with Telmex under which Prodigy provides certain management and consulting services to Telmex's Internet subsidiary Prodigy Internet de Telmex. Subscription revenues include revenues from hourly usage charges ("timed usage revenues"). The Company defines "billable" subscribers as subscribers who remain enrolled beyond completion of the applicable trial period or who enroll in a money-back guarantee program.
The Company defines "Internet subscribers managed" to include billable Prodigy Internet subscribers and billable Prodigy Internet de Telmex subsribers but exclude Prodigy Classic subsribers.

Internet revenues

     Subscription revenues for Prodigy Internet increased $10.9 million, or 57%, from $19.2 million for the three months ended June 30, 1998 to $30.1 million for the three months ended June 30, 1999. The number of Prodigy Internet billable subscribers increased 227,000, or 59%, from 386,000 at June 30, 1998 to 613,000 at June 30, 1999, representing 100% and 77% of Internet subscribers managed at June 30, 1998 and June 30, 1999, respectively. Prodigy Internet subscribers accounted for 77% and 93%, respectively, of total network usage during the three months ended June 30, 1998 and June 30, 1999. Subscription revenues from Prodigy Classic decreased $7.7 million, or 60%, from $12.7 million in the three months ended June 30, 1998 to $5.0 million in the three months ended June 30, 1999 as the number of Prodigy Classic billable subscribers decreased from 251,000 at June 30, 1998 to 99,000 at June 30, 1999. The Company has announced its intention to discontinue Prodigy Classic in the fourth quarter of 1999. Total Internet subscribers managed increased by 410,000 or 106%, from 386,000 at June 30, 1998 to 796,000 at June 30, 1999. Timed usage revenues decreased $.6 million, or 62%, from $1 million in the three months ended June 30, 1998 to $.4 million in the three months ended June 30, 1999. The decrease in timed usage revenues associated with Prodigy Classic was offset by an increase in average revenue per billable subscriber primarily due to the higher-priced plans for unlimited usage associated with Prodigy Internet.

Other revenues

     Other revenues approximated $2 million in each of the three months ended June 30, 1998 and 1999. Other revenues decreased in the current period as a result of the Company's sale and divestiture of its operations in Africa and China in 1998. This decrease was offset by the commencement in February 1999 of the management agreement with Telmex under which the Company receives a percentage of the monthly net revenues from Telmex's Internet subscribers.

     As a result of the foregoing factors, total revenues increased by $3.2 million from $33.9 million in the three months ended June 30, 1998 to $37.1 million in the three months ended June 30, 1999.

Cost of revenues

    Cost of revenues includes network and content expenses. Content expenses consist of the costs of developing, or obtaining from third parties, content for inclusion in the Company's service offerings. Cost of revenues decreased from $24.9 million in the three months ended June 30, 1998 to $24.0 million in the three months ended June 30, 1999. This decrease was attributable to the elimination of costs associated with the Company's African Internet operations which were sold in October 1998. In addition, the Company benefited from its network outsourcing arrangement with Splitrock by reaching the contractual "cap" of its monthly network charges in April 1998 and, effective January 1999, by securing a more favorable rate for a certain category of subscriber. As a result, network usage costs increased only $.3 million, or 2%, versus the year earlier period despite an increase of 48% in network usage hours over the same period resulting from the shift of the subscriber base from timed usage to unlimited usage plans.

Marketing

     Marketing expense includes the costs to acquire and retain subscribers, advertising and other general sales and marketing costs. Marketing expense increased $2.7 million, or 33%, from $8.5 million in the three months ended June 30, 1998 to $11.2 million in the three months ended June 30, 1999. The Company increased broadcast and print media advertising in connection with the launch of the Prodigy Hispanic Internet offering and the continuation of the "You've Got a Choice" advertising campaign.

    In June 1999, the Company launched a major initiative to stimulate Prodigy Internet enrollments by agreeing to make a payment to a computer retailer in exchange for the Retailer enrolling a customer onto Prodigy Internet and obtaining a signed contractual commitment from the customer to a term subscription to Prodigy Internet. These payments amount to $100, $250, or $400, respectively, for a term subscription of one, two or three, years at a monthly charge of $19.95. The Company has accounted for these payments as deferred costs and plans to amortize these costs to selling expense over the one, two or three year term of the underlying subscription contract.

Product development

     Product development expense includes research and development costs and other product development costs. Product development expense increased from $2.9 million in the three months ended June 30, 1998 to $3.8 million in the three months ended June 30, 1999. In the 1998 period, product development activities centered on integration and stabilization of the Splitrock network and transition to the co-branded Prodigy/Excite content platform for Prodigy Internet. In the three months ended June 30, 1999, product development activities centered on the development of the Prodigy Hispanic product, implementing the billing, provisioning and customer service infrastructure to support the Company's Business Solutions Group, improving the system infrastructure supporting the PI de Telmex subscriber base, including Year 2000 remediation efforts, developing a new home page for the Prodigy Service, and in developing future Prodigy Internet product offerings and service enhancements.

General and administrative

     General and administrative expense increased from $13.1 million in the three months ended June 30, 1998 to $14.7 million in the three months ended June 30, 1999. The increase was primarily attributable to increased subscriber management and billing charges, increased credit card processing fees, and higher incentive compensation expense, including $.3 million of compensation expense incurred in connection with employee stock options with exercise prices deemed to be below fair market value.

Restructuring Reserves

     During the three months ended June 30, 1999, the Company incurred
$.2 million of expenditures related to the 1997 restructuring reserve.
These expenditures relate to contractual obligations and severance payments identified under the original plans. The remaining reserve consists primarily of contractual obligations that management expects will be paid in full by December 31, 2001.

Interest and other income

     Interest income/expense, net improved from a net expense of $.3 million in the three months ended June 30, 1998 to income of $2.9 million in the six months ended June 30, 1999. This improvement was due to higher cash levels following the Company's initial public offering in February 1999. In addition, during the three months ended June 30, 1999, the Company recognized a gain of $3.3 million upon sale of an equity investment received as consideration from the sale of a subsidiary in 1997.

     As a result of the foregoing factors, the Company's operating loss increased from $15.4 million in the three months ended June 30, 1998 to $16.6 million in the three months ended June 30, 1999 and its net loss decreased from $15.5 million in the three months ended June 30, 1998 to $11.4 million in the three months ended June 30, 1999.

Liquidity and Capital Resources

     Since formation, the Company has relied on private sales of equity securities (totaling $294.7 million through December 31, 1998), borrowings and an initial public offering in February 1999 (with net proceeds of $156.4 million) to fund its operations. The Company has incurred significant losses since inception and, at December 31, 1998, had an accumulated deficit of $292.8 million, a working capital deficit of $33.6 million, current liabilities of $48.5 million, current assets of $14.9 million and negative cash flow from operations of $67.9 million. For the six months ended June 30, 1998 and June 30, 1999, the Company incurred negative cash flow from operations of $34.4 million and $18.8 million, respectively.

     In February 1999, the Company sold 11,200,000 shares of Common Stock in its IPO, including 2,000,000 shares of Common Stock sold to Telmex, for aggregate net proceeds of $156.4 million.

     In May 1999, the Company entered into an agreement with Cable and Wireless USA, Inc. to purchase the dial-up Internet access subscriber base of that entity for a purchase price of approximately $50 million to $75 million in cash subject to certain post-closing adjustments based on the number of Cable & Wireless customers who transition to prodigy internet. At the closing, on July 20, 1999, the Company paid Cable & Wireless USA, Inc. $40.9 million in cash.

     In June 1999, the Company entered into an agreement with a major electronics retailer (the "Retailer") to make payments to the Retailer in exchange for the Retailer enrolling a customer onto Prodigy Internet and obtaining a signed contractual commitment from the customer to a term subscription to Prodigy Internet of one, two, or three years at a monthly charge of $19.95. These payments, amounting to $100,$250, or $400, respectively, for a term subscription of one, two, or three years, will require the Company to seek significant external financing.

     In August 1998, Carso Global Telecom agreed to provide the Company with a $35.6 million committed revolving line of credit entitling the Company to borrow, repay and reborrow amounts in minimum increments of $1.0 million prior to maturity on December 31, 1999. Advances are due 90 days after borrowing, but the Company is permitted to roll over advances into new advances at its election. Advances are uncollateralized and bear interest at the LIBOR rate plus between one and five percentage points (as negotiated on a case-by-case basis). As of June 30, 1999, no amounts were outstanding under the revolving line of credit. Carso Global Telecom is the Company's principal stockholder.

     As a result of the Company's outsourcing arrangements, the Company has significantly reduced the level of capital expenditures needed in its operations. The Company's July 1997 network agreement with Splitrock eliminated the need for the Company to maintain and upgrade its own network. The Company's portal content agreement with Excite eliminated the need, beginning in April 1998, for internal development of content and Prodigy Internet customization and other programming projects. The Company's capital expenditures for the year ended December 31, 1998 were $2.6 million, primarily for the purchase of data processing equipment. For the three months ended June 30, 1999, the Company's capital expenditures were $3.2 million, principally for the purchase and implementation of a new subscriber management system with enhanced customer care, data mining and marketing program management capabilities, the purchase and implementation of a new accounting and financial reporting system and the purchase of new equipment for Prodigy Internet.

     At June 30, 1999, the Company had available cash and cash equivalents of $105.3 million. In addition, the Company invested $44.3 million in short term financial instruments. In July 1999, the Company made a payment of 40.9 million to Cable & Wireless USA, Inc. prusuant to its agreement to purchase the Cable and Wireless USA, Inc. dial up subsciber base. Also in July 1999, the Company established a $50 million Letter of Credit with a financial institution to secure its financial obligations under terms of its contract with a major computer retailer. This $50 million will be classified as restricted cash in the third quarter. The Company estimates the total cost of the agreement with the retailer, and similar agreements with certain personal computer manufacturers, will cost approximately $125 million through September 1999. The Company is in the process of arranging financing to fund the cost of these agreements. In addition, the Company is currently experiencing substantial negative cash flow each month and expects to continue to experience negative flows into the year 2000. The Company's future financing requirements will depend on a number of factors, including the Company's operating performance and increases in operating expenses associated with growth in the Company's business. Based upon its current operating plan, the Company believes that it will require significnt external financing, including a possible increse in the credit facility with Carso Global Telecom, in order to meet existing contractual obligations and expand its consumer business.

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

     The Company is currently incurring costs to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's internal computer systems and equipment and the computer systems and equipment of the third-party vendors on which the Company's business relies. During 1998, the Company established a Year 2000 project office staffed by Company personnel and assisted by a consulting firm.

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

    The Company is developing contingency plans in the event that any critical service component or business process fails due to a Year 2000 problem. In addition, the Company has successfully completed "end-to-end" testing of its network provider and its consumer billing system. The majority of the remediation efforts have been completed as to mission critical systems with schedules in place to complete remaining remediation related testing during the fourth quarter of 1999.

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

Six Months Ended June 30, 1998 Compared To Six Months Ended June 30, 1999

Internet revenues

    Subscription revenues for Prodigy Internet increased $23.8 million, or 70%, from $34.2 million for the six months ended June 30, 1998 to $58.0 million for the six months ended June 30, 1999. The number of Prodigy Internet subscribers increased 227,000, or 59%, from 386,000 at June 30, 1998 to 613,000 at June 30,
1999, representing 100% and 77% of Internet subscribers managed by Prodigy at June 30, 1998 and June 30, 1999, respectively. Prodigy Internet subscribers accounted for 74% and 92%, respectively, of total network usage during the six months ended June 30, 1998 and June 30, 1999. Subscription revenues from Prodigy Classic decreased $17.2 million, or 59%, from $28.9 million in the six months ended June 30, 1998 to $11.7 million in the six months ended June 30, 1999 as the number of Prodigy Classic billable subscribers decreased from 251,000 at June 30, 1998 to 99,000 at June 30, 1999. The Company has announced its intention to discontinue Prodigy Classic in the fourth quarter of 1999. Internet subscribers managed by the Company increased by 410,000 or 106% from 386,000 at June 30, 1998 to 796,000 at June 30, 1999. Timed usage revenues decreased $1.5 million, or 58%, from $2.6 million in the six months ended June 30, 1998 to $1.1 million in the six months ended June 30, 1999. The decrease in timed usage revenues associated with Prodigy Classic was offset by an increase in average revenue per billable subscriber primarily due to the higher-priced plans for unlimited usage associated with Prodigy Internet.

Other revenues

    Other revenues decreased $.9 million, or 21%, from $4.2 million for the six months ended June 30, 1998 to $3.3 million for the six months ended June 30, 1998. These results reflect the loss of revenues from the Company's sale and divestiture of its operations in Africa and China in 1998. This decrease was offset, in part, by the commencement in February 1999 of the management agreement with Telmex under which the Company receives a percentage of the monthly net reveneues from subscribers to the Telmex Internet service.

    As a result of the foregoing factors, total revenues increased by 8% from $67.3 million in the six months ended June 30, 1998 to $73.0 million in the six months ended June 30, 1999.

Cost of revenues

    Cost of revenues includes network and content expenses. Content expenses consist of the costs of developing, or obtaining from third parties, content for inclusion in the Company's service offerings. Cost of revenues decreased $4.0 million, or 8%, from $51.5 million in the six months ended June 30, 1998 to $47.5 million in the six months ended June 30, 1999. This decrease was primarily attributable to the Company's content outsourcing agreement with Excite, which substantially eliminated content expense associated with Prodigy Internet beginning April 1998 and to sale of the Company's African Internet operations in October 1998. In addition, the Company benefited from its network outsourcing arrangement with Splitrock by reaching the contractual "cap" of its monthly network charges in April 1998 and, effective January 1999, by securing a more favorable rate for a certain category of subscriber. As a result, network usage costs increased only $.4 million, or 1%, versus the year earlier period despite an increase of 57% in network usage hours over the same period due to the shift of the subscriber base from timed usage to unlimited usage plans.

Marketing

     Marketing expense includes the costs to acquire and retain subscribers, advertising and other general sales and marketing costs. Marketing expense increased $8.3 million, or 54%, from $15.5 million in the six months ended June 30, 1998 to $23.8 million in the six months ended June 30, 1999. During the current period, the Company increased broadcast and print media advertising in connection with the launch of the Prodigy Hispanic Internet offering and the continuation of the "There Is A Choice" advertising campaign.

    In June 1999, the Company launched a major initiative to stimulate
Prodigy Internet enrollments by agreeing to make a payment to a computer retailer (the "Retailer") in exchange for the Retailer enrolling a customer onto Prodigy Internet and obtaining a signed contractual commitment from the customer to a term subscription to Prodigy Internet of one, two, or three years at a monthly charge of $19.95. These payments amount to $100, $250, or $400, respectively, for a one-year, two-year, or three year subscription to Prodigy Internet. The Company has accounted for these payments as deferred subscriber acquisition costs and plans to amortize these costs to selling expense over the one, two or three year term of the underlying subscription contract.

Product development

     Product development expense includes research and development costs and other product development costs. Product development expense increased $1.4 million, or 22%, from $6.3 million in the six months ended June 30, 1998 to $7.7 million in the six months ended June 30, 1999. In the 1998 period, product development activities centered on integration and stabilization of the Splitrock network and transition to the co-branded Prodigy/Excite content platform for Prodigy Internet. In the six months ended June 30, 1999, product development activities centered on the development of the Prodigy Hispanic product, implementing the billing, provisioning and customer service infrastructure to support the Company's Business Solutions Group, improving the systems infrastructure supporting the PI de Telmex subscriber base, including Year 2000 remediation efforts, developing a new home page for the Prodigy Service, and in developing future Prodigy Internet product offerings and service enhancements.

General and administrative

    General and administrative expense increased $2.9 million, or 11%, from $26.3 million in the six months ended June 30, 1998 to $29.2 million in the six months ended June 30, 1999. The increase was primarily attributable to increased subscriber management and billing charges, increased credit card processing fees, and higher incentive compensation expense, including $.6 million of compensation expense incurred in connection with employee stock options with exercise prices deemed to be deemed fair market value.

Restructuring Reserves

    During the six months ended June 30, 1999, the Company incurred $.4 million of expenditures related to the 1997 restructuring reserve. These expenditures relate to contractual obligations and severance payments identified under the original plans. The remaining reserve consists primarily of contractual obligations that Management expects to be paid in full by December 31, 2001.

Interest and Other Income

    Interest income/expense, net improved from a net expense of $.3 million in the six months ended June 30, 1998 to income of $2.9 million in the six months ended June 30, 1999. This improvement was due to higher cash levels following the Company's initial public offering in February 1999. During the six months ended June 30, 1999, the Company recognized a gain of $3.3 million upon sale of an equity investment received as consideration from the sale of a subsidiary in 1997. In addition, the Company paid a network $750 in full settlement of its 8 1/4% convertible note in the principal amount of $2,000, and all accrued interest.

    As a result of the foregoing factors, the Company's operating loss increased from $32.2 million in the six months ended June 30, 1998 to $35.1 million in the six months ended June 30, 1999 and its net loss decreased from $32.2 million in the six months ended June 30, 1998 to $27.1 million in the six months ended June 30, 1999.

Liquidity and Capital Resources

    Since formation, the Company has relied on private sales of equity securities (totaling $294.7 million through December 31, 1998), borrowings and an initial public offering in February 1999 (with net proceeds of $156.4 million) to fund its operations. The Company has incurred significant losses since inception and, at December 31, 1998, had an accumulated deficit of $292.8 million, a working capital deficit of $ 33.6 million, current liabilities of $48.5 million, current assets of $14.9 million and negative cash flow from operations of $67.9 million. For the six months ended June 30, 1998 and June 30, 1999, the Company incurred negative cash flow from operations of $34.4 million and $18.8 million, respectively.

    In February 1999, the Company sold 11,200,000 shares of Common Stock in its IPO, including 2,000,000 shares of Common Stock sold to Telmex, for aggregate net proceeds of $156.4 million.

    In May 1999, the Company entered into an agreement with Cable and Wireless to purchase the dial-up Internet access subscriber base of that entity for a purchase price approximately $50 million to $75 million in cash, subject to post-closing adjustments based on the number of Cable & Wireless USA, Inc. customers who transition to Prodigy Internet.

    In June 1999, the Company entered into an agreement with a major electronics retailer to subsize purchase of PC equipment by their customers in exchange for a contractual commitment to subscribe Prodigy Internet. The subsidies, amounting to $100, $250 or $400, respectively, for a one-year, two-year, or three-year service contract with Prodigy Internet will require significant external sources of financing. The Company is currently in the process of arranging this financing.

    In August 1998, Carso Global Telecom agreed to provide the Company with a $35.6 million committed revolving line of credit entitling the Company to borrow, repay and reborrow amounts in minimum increments of $1.0 million prior to maturity on December 31, 1999. Advances are due 90 days after borrowing, but the Company is permitted to roll over advances into new advances at its election. Advances are uncollateralized and bear interest at the LIBOR rate plus between one and five percentage points (as negotiated on a case-by-case basis). As of June 30, 1999, no amounts were outstanding under the revolving line of credit. Carso Global Telecom is the Company's principal stockholder.

    As a result of the Company's outsourcing arrangements, the Company has significantly reduced the level of capital expenditures needed in its operations. The Company's July 1997 network agreement with Splitrock eliminated the need for the Company to maintain and upgrade its own network. The Company's portal content agreement with Excite eliminated the need, beginning in April 1998, for internal development of content and Prodigy Internet customization and other programming projects. The Company's capital expenditures for the year ended December 31, 1998 were $2.6 million, primarily for the purchase of data processing equipment. For the six months ended June 30, 1999, the Company's capital expenditures were $7.4 million, principally for the purchase and implementation of a new subscriber management system with enhanced customer care, date mining nd marketing program management capabilities, the purchase and implementation of new accounting and financial reporting system and the purchase of new equipment for Prodigy Internet.

    At June 30, 1999, the Company had available cash and cash equivalents of $105.3 million. In addition, the Company invested $44.3 million in short-term financial instruments.

    In July 1999, the Company made a payment of $40.9 million to Cable & Wireless USA, Inc. pursuant to its agreement to purchase the Cable and Wireless USA, Inc. dial up subscriber base. Also in July 1999, the Company established a fully collateralized $50 million Letter of Credit with a financial institution to secure its financial obligations under terms of its contract with a major computer retailer. This $50 million will be classified as restricted cash in the third quarter. The Company estimates the total cost of the agreement with the retailer, and similar agreements with certain personal computer manufacturers, will cost approximately $125 million through September 1999. The Company is in the process of arranging financing to fund the cost of these agreements. In addition, the Company is currently experiencing substantial negative cash flow each month and expects to continue to experience negative cash flows into the year 2000. The Company's future financing requirements will depend on a number of factors, including the Company's operating performance and increases in operating expenses associated with growth in the Company's business. Based upon its current operating plan, the Company believes that it will require significant external financing, including a possible increase in the credit facility with Carso Global Telecom, in order to meet existing contractual obligations and expand its consumer business.

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

     As a result of our operating losses, negative cash flow and contractual obligations to a major computer retailer and certain personal computer manufacturer as a result of the Company's initiative to expand its consumer business, we expect to require significant external financing by October 1, 1999. We can give no assurance that such financing will be available to us on favorable terms and in a timely manner, or at all. If we are not able to obtain financing as required, we may be required to curtial or elimate certain planned expenditures, and we may be unable to meet certain payment obligations. This would have a material adverse effect on us.

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

     See also "-- Year 2000 Readiness."

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On April 7, 1999, Prodigy was served with a Summons and Complaint by two former executives of the Company, Edward A. Bennett and William J. Lansing, in the Supreme Court of the State of New York, County of New York, alleging breach of separate contacts between the Company and each of the Plaintiffs. Plaintiffs assert that their options to acquire 206,254 and 71,875 shares of Common Stock of Prodigy at $12.00 per share, respectively, are fully vested and have not expired, and when they tried to exercise their options, Prodigy refused to acknowledge their exercise on the grounds that the options had expired. Plaintiffs are claiming damages in an amount to be determined at trail.

In May 1999, Prodigy filed a Motion to Dismiss this litigation in the Supreme Court of the State of New York. Oral arguments took place on July 21, 1999. No decision has been rendered as of the date hereof.

The Company denies the validity of the claim and intends to defend itself vigorously.

Item 2.  Changes in Securities and Use of Proceeds

USE OF PROCEEDS

     The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-64233), relating to the Company's initial public offering of its Common Stock and simultaneous sale shares to a stockholder of the Company and registering 11,200,000 shares, was February 10, 1999.

     The following table sets forth the underwriting discounts and commissions and other expenses incurred by the Company from February 10, 1999 through June 30, 1999 in connection with the issuance and distribution of such securities. All amounts shown are estimates.

Underwriting discounts and commissions     $  9,315,000
Nasdaq National Market listing fee              142,000
Blue Sky fees and expenses                       64,000


Transfer Agent and Registrar fees                11,000
Accounting fees and expenses                    647,000
Legal fees and expenses                         565,000
Printing and mailing expenses                   379,000
Miscellaneous                                   522,000
                                           ------------
  Total                                    $ 11,645,000  ($2,330,000,
                                                         excluding
                                                         underwriting
                                                         discounts
                                                         and commissions)
                                                         ================
Net Proceeds                               $156,355,000
                                           ============

     None of such expenses involved direct or indirect payments to directors or officers of the Company or their associates, 10% stockholders of the Company, or affiliates of the Company.

          From February 10, 1999 to June 30, 1999, the Company used approximately $ 7.0 million of the proceeds from the initial public offering for advertising campaigns, implementation of new customer service software, and for general corporate purposes. The remaining proceeds from the IPO were invested in a money market fund and other, short-term financial instruments.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

     The exhibits listed on the Exhibit Index are filed herewith.

(b)  Reports on Form 8-K

     (i) On June 3, 1999, the Company filed a Form 8-K reporting, under Item 5, that on May 26, 1999, the Company entered into a definitive agreement to acquire Cable & Wireless USA, Inc.'s consumer, business and Campus dial-up subscribers.

     (ii) On August 11, 1999, the Company filed a Form 8-K reporting, under Item 2, that on July 20, 1999 the Company acquired certain of the consumer, business and campus dial-up subscribers of Cable & Wireless USA, Inc. pursuant to an Asset Purchase Agreement, dated as May 26, 1999, by and among Cable & Wireless USA, Inc., Cable & Wireless USA Internet, L.L.C. and the Company. At the closing, the Company paid Cable & Wireless USA, Inc., $40.9 million in cash, which amount is subject to certain post-closing adjustments based on the number of Cable & Wireless customers who transition to Prodigy's service. Prodigy utilized cash proceeds raised in its initial public offering to pay for the acquired assets.

                                   SIGNATURES


  Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  PRODIGY COMMUNICATIONS
  CORPORATION


Date:  August 16, 1999     /s/ David R. Henkel
                           -------------------------------
                           David R. Henkel
                           Executive Vice President, Finance,
                           and Chief Financial Officer
                           (Principal Financial and Accounting
                           Officer)