Form 10-Q
period 1999-09-30
PRODIGY COMMUNICATIONS CORP
filed 1999-11-15
CIK 824740

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended: September 30, 1999
                                      OR

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

Title of each class
-------------------
Common stock $.01 par value
Shares outstanding on October 31, 1999 64,099,307
                                    __________

                      PRODIGY COMMUNICATIONS CORPORATION
                                   FORM 10-Q
                       QUARTER ENDED September 30, 1999


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

PART I.

Item 1.  Financial Statements

                       PRODIGY COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (in thousands except share amounts)

                                                    September 30,   December 31,
                                                        1999            1998
--------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                          $ 10,380         $12,180
  Accounts receivable, net of allowance for doubtful    3,997             966
    accounts of $1,327 and $367 on September 30,
    1999 and December 31, 1998, respectively
  Due from affiliate                                    1,201             -
  Restricted cash                                      52,500             -
  Prepaid expenses                                      3,079           1,691
  Other current assets                                    181             106
--------------------------------------------------------------------------------
Total current assets                                   71,338          14,943

Restricted cash                                         4,624           5,420
Notes receivable, net of allowance of                     -               -
    $16,148 at September 30, 1999 and
    December 31, 1998
Property and equipment, net                            16,550          12,998
Tradename, net                                         23,908          26,579
Goodwill, net                                          10,424          11,587
Deferred network costs                                  4,157           5,939
Deferred subscriber acquisition costs                 144,033             -
Other assets                                              229             866
--------------------------------------------------------------------------------
Total assets                                         $275,263         $78,332
                                                     ========         =======

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                                      $ 36,000         $ 2,000
  Accounts payable and accrued expenses                73,520          28,635
  Accrued compensation                                  3,805           3,000
  Unearned revenue                                     15,437          10,200
  Accrued purchase and restructuring costs              3,851           4,705
--------------------------------------------------------------------------------
Total liabilities                                     132,613          48,540
--------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock; $.01, par value; 10,000,000
    shares authorized; none issued or outstanding           -               -
  Contingent convertible notes                              -          30,500
  Common stock; $.01 par value; 150,000,000 and
    280,000,000 shares authorized; 61,204,083 and
    45,034,297 shares issued and outstanding at
    September 30, 1999 and December 31, 1998,
    respectively                                          612             450
  Additional paid-in capital-common stock             486,882         294,296
  Accumulated deficit                                (343,511)       (292,787)
--------------------------------------------------------------------------------
                                                      143,983          32,459
  Less note receivable from stockholder                (1,333)         (2,667)
--------------------------------------------------------------------------------
Total stockholders' equity                            142,650          29,792
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity           $275,263         $78,332
                                                     ========         =======


The accompanying footnotes are an integral part of the condensed consolidated financial statements.

                      PRODIGY COMMUNICATIONS CORPORATION
             CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               (in thousands except share and per share amounts)


                                                      For the         For the         For the         For the
                                                    Three Months    Three Months    Nine Months     Nine Months
                                                       Ended           Ended           Ended           Ended
                                                    September 30,   September 30,   September 30,   September 30,
                                                       1999             1998           1999             1998
----------------------------------------------------------------------------------------------------------------
Revenues:
  Internet and online service revenues:
    Prodigy Internet                                $    40,080     $    21,704     $    98,053     $    55,902
    Prodigy Classic                                       3,842          10,392          15,569          39,329
                                                    ------------    ------------    ------------    ------------
                                                         43,922          32,096         113,622          95,231

  Other (including $1,889 and $4,061 of affiliate
         revenue for the three and nine
         months ended September 30, 1999,
         respectively)                                    4,977           2,062           8,293           6,237
----------------------------------------------------------------------------------------------------------------
    Total revenues                                       48,899          34,158         121,915         101,468

Operating costs and expenses:
  Cost of revenue                                        27,743          22,202          71,694          70,813
  Marketing                                              13,446          10,435          36,958          25,804
  Product development                                     2,761           2,539           9,616           7,670
  General and administrative                             16,827          11,075          42,341          33,448
  Depreciation and amortization                           4,196           3,861          12,477          11,932
  Amortization of subscriber acquisition costs            8,604             -             8,604            -
--------------------------------------------------------------------------------    ----------------------------
    Total operating costs and expenses                   73,577          50,112         181,690         149,667
                                                    ------------    ------------    ------------    ------------
Operating loss                                          (24,678)        (15,954)        (59,775)        (48,199)

  Interest (income)/expense, net                         (1,127)            135          (4,033)            463
  Gain on sale of equity investment                           -            (385)         (3,319)              -
  Gain on settlement of note payable                          -               -          (1,714)              -
  Gain on asset sale                                          -               -               -            (785)
  Other                                                      59               -              15               -
                                                    ----------------------------    ----------------------------
Net loss                                            $   (23,610)    $   (15,704)    $   (50,724)    $   (47,877)
                                                    ============================    ============================

Basic and diluted net loss per share                $     (0.39)    $     (0.39)    $     (0.87)    $     (1.30)
                                                    ============    ============    ============    ============
Weighted average number of shares outstanding
  used in computing basic and diluted net loss
  per share                                          61,145,041      40,002,234      58,564,189      36,780,214
                                                    ============    ============    ============    ============



The accompanying footnotes are an integral part of the condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                     For the           For the
                                                                   Nine Months      Nine Months
                                                                      Ended             Ended
                                                                   September 30,    September 30,
                                                                      1999              1998
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                         $    (50,724)   $  (47,877)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Gain on sale of equity investments                                   (3,319)            -
    Option grants at less than fair value                                   963           420
    Depreciation                                                          5,899         6,200
    Amortization of goodwill                                              1,163         1,163
    Amortization of tradename                                             2,671         2,399
    Amortization of deferred network asset                                1,782         1,750
    Amortization of deferred subscriber
     acquisition costs                                                    8,604             -
  Change in operating assets and liabilities,
    net of effects of acquisitions and disposals
    Accounts receivable                                                  (3,031)        1,383
    Due from affiliate                                                   (1,201)            -
    Other receivables                                                         -           674
    Prepaid expenses                                                     (1,388)          510
    Assets held for sale                                                      -          (370)
    Other assets                                                            562           601
    Accounts payable and accrued expenses                                11,252       (20,324)
    Accrued compensation                                                    805         1,205
    Unearned revenue                                                      5,237         5,975
    Accrued purchase and restructuring costs                               (854)       (2,915)
----------------------------------------------------------------------------------------------
Net cash used in operating activities                                   (21,579)      (49,206)
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property and equipment                                  (9,451)         (415)
  Proceeds from sale of equity investments                                3,319             -
  Acquisition of subscribers                                           (119,004)            -
  Restricted cash                                                       (51,704)            -
---------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (176,840)         (415)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Sale of common stock, net of fees                                     161,285        75,025
  Borrowings/(repayments) of notes payable to related
    parties                                                              36,000       (10,000)
  Repayment of note payable to unrelated party                           (2,000)            -
  Repayments of note receivable from stockholder                          1,334         1,000
  Other                                                                       -           247
---------------------------------------------------------------------------------------------
Net cash provided by financing activities                               196,619        66,272
---------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                          (1,800)       16,651
                                                                   ------------    ----------
Cash and cash equivalents, beginning                                     12,180        12,363
                                                                   ------------    ----------
Cash and cash equivalents, ending                                  $     10,380    $   29,014
                                                                   ============    ==========
Noncash financing activity:
    Conversion of contingent convertible notes to common stock           30,500             -


The accompanying footnotes are an integral part of the condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
               (in thousands except share and per share amounts)


For the period ended September 30, 1999

                                                                        Contingent                        Additional
                                                       Preferred Stock  Convertible     Common Stock       Paid in
                                                       Shares   Amount  Securities   Shares      Amount    Capital
                                                       ---------------  -----------  ------------------   ----------
Balance, December 31, 1998                                0       $0      $30,500    45,034,297  $450      $294,296

Sale of common stock
  Exercise of options                                     -        -                    714,520     7         5,752
  Sale of stock                                           -        -                 11,200,000   112       156,377

Conversion of notes into common stock                                     (30,500)    4,255,266    43        30,457

Comprehensive Loss:
Net loss

Comprehensive loss
                                                       -------------------------------------------------------------
Balance, September 30, 1999                               0       $0            $0   61,204,083  $612      $486,882
                                                       ======   ======      ======  ===========  =====    ==========

                                                                                    Note
                                                                                  Receivable
                                                                     Accumulated     From
                                                                       Deficit    Shareholder     Total
                                                                     -----------  -----------     -----
Balance, December 31, 1998                                           $(292,787)    $(2,667)       $29,792

Sale of common stock                                                                                5,759
  Exercise of options                                                                1,334        157,823
  Sale of stock

Conversion of notes into common stock                                                                   -

Comprehensive Loss:
Net loss                                                               (50,724)                   (50,724)
                                                                                                ----------
Comprehensive loss                                                                                (50,724)
                                                       ---------------------------------------------------
Balance, September 30, 1999                                          $(343,511)    $(1,333)      $142,650
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

                      PRODIGY COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             (in thousands except share and per share information)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of Prodigy Communications Corporation (the "Company") and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Note 2.  Common Stock Offering

     On February 17, 1999, the Company completed an initial public offering under the Securities Act of 1933. The Company sold 11,200,000 shares of Common Stock and raised net proceeds of approximately $156,400.

     Upon the completion of the Company's offering both IBM and Sears acquired an interest in the Company's outstanding common stock in accordance with the terms of the Contingent Convertible Notes. IBM and Sears each received approximately 2,127,500 shares for a combined total of approximately 4,255,000.

     Additionally, IBM and Sears each received warrants which allow them to purchase 2,409,145 additional shares each at $19.50 per share. Those warrants are exercisable for three years from the conversion date.

Note 3. Subscriber Acquisition Costs

     In May 1999, the Company entered into an agreement with Cable & Wireless USA, Inc. to purchase the dial-up access Internet subscriber base of that entity. At the closing on July 20, 1999, the Company paid Cable & Wireless USA, Inc. $40,900 in cash and anticipates the final purchase price will not exceed this amount. The Company has capitalized the costs of the subscribers purchased under this agreement and is amortizing these costs over 36 months representing the estimated weighted average term of the subscribers acquired. During the three months ended September 30, 1999, the Company had recorded gross subscriber acquisition costs from this transaction of $41,600 and had recognized amortization expenses of $2,400.

     In June 1999 and August 1999, respectively, the Company entered into agreements with two major retailers of personal computers (the "Retailers") to make specified payments to the Retailers in exchange for the Retailers enrolling customers onto Prodigy Internet and obtaining a signed contractual commitment from these customers to term subscriptions to Prodigy Internet of one, two, or three years at a monthly charge of $19.95. The Company has capitalized these payments and is amortizing them over the life of the subscriber contract. During the three months ended September 30, 1999, the Company had recorded gross subscriber acquisition costs related to these transactions of $111,000 and had recognized related amortization expense of $6,200. In addition, at September 30, 1999, the Company had recorded accrued subscriber contract expenses to the Retailers of $33,600. (See Note 8-Restricted Cash)

     The Company reviews subscriber terminations quarterly. Any unamortized subscriber acquisition costs related to such terminations are written off immediately.

Note 4.  Restructuring Reserves

     During the quarter and nine months ended September 30, 1999 the Company paid $463 and $853, respectively, of expenditures related to the 1997 restructuring reserve. These expenditures related to contractual obligations and severance payments identified under the original plans. The remaining reserve consists primarily of contractual obligations that management expects will be paid in full by December 31, 2001.

Note 5.  Settlement of Debt

     In January 1999, the Company paid a network company $750 in full settlement of its 8 1/4% convertible note in the principal amount of $2,000, and all accrued interest.

Note 6.  Gain on Sale of Assets

     During 1997 the Company sold a subsidiary which eventually became part of TCI Music. As a result of the sale, the Company acquired shares in TCI music. During April of 1999, TCI Music announced its merger with Liberty Media. As a result, the value of the Company's investment increased and was sold for $3,325, generating a gain of $3,319 which was realized during the second quarter.

Note 7.  Net Loss Per Share

     The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since the Company incurred losses for all periods presented, the inclusion of options in the calculation of weighted average common shares is anti-dilutive; and therefore there is no difference between basic and diluted earnings per share.

Note 8. Restricted Cash

     In connection with its June 1999 agreement with a major personal computer retailer, the Company was required to establish a $50,000 irrevocable stand-by letter of credit with a domestic money center bank. This letter of credit was issued in July 1999 and is collateralized by cash collateral of the Company in the amount of $52,500. The letter of credit expires on December 31, 1999.

Note 9.  Recent Pronouncements

     During the first quarter of 1999 the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". All internal software is recorded by the Company in accordance with the above mentioned pronouncement and is depreciated over three years beginning on the date the software is put in use. The Company has capitalized $500 and $3,400 of costs related to internal use of software during the quarter and nine months ended September 30, 1999, respectively.

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

     The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilites, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company does not believe the adoption of this standard will have a material effect on the Company's results of operations.

Note 10. Subsequent Events

     On October 5, 1999, the Company acquired the BizOnThe.Net web hosting business and subscribers of U.S. Republic Communications, Inc. ("USR"), an indirect majority-owned subsidiary of VarTec Telecom, Inc. ("VarTec"). At the closing, Prodigy issued to USR 2,113,721 shares of Prodigy common stock and repaid a $9 million loan from VarTec to USR. Prodigy also issued an additional 727,272 shares into an escrow account. Some or all of these escrowed shares will be released to USR at various times over the two-year period following the closing. The escrow account collateralizes the indemnification obligations of USR and USR's shareholders as well as certain post-closing adjustments, as more fully described in the Asset Purchase Agreement dated September 7, 1999. In addition to the amounts paid at closing, in 2001 Prodigy will be required to issue up to 727,272 additional shares, contingent upon the attainment by the acquired business of specified earn-out targets.

     On November 8, 1999, the Company announced a definitive agreement to acquire FlashNet Communications, Inc. in a stock-for-stock merger. Under the terms of the merger agreement, Prodigy will issue 0.35 shares of Prodigy common stock for each share of FlashNet common stock outstanding on the closing date of the transaction. Based on the number of shares of FlashNet currently outstanding, Prodigy will issue approximately 4,990,000 shares to complete the merger.

The foregoing transactions will be accounted for under the purchase method of accounting.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Unaudited Financial Statements and Notes thereto contained herein under Item 1.

Overview

     The Company is a leading national ISP. In October 1996, the Company launched Prodigy Internet, an open standards-based Internet access service. Since the autumn of 1997, the Company has focused on expanding the Prodigy Internet subscriber base and introducing additional value-added services. The Company has also made strategic decisions to outsource its network, most of its content, and use multiple vendors for outsourced customer service functions. As a result of these initiatives, the Company has substantially reduced its fixed operating costs and headcount.

     The results of operations of ISPs, including those of the Company, are significantly affected by subscriber cancellations. Subscriber acquisition expenses and the administrative expenses of enrolling and assisting new subscribers are substantial, and in the past the Company typically offered free service for one or two months to new subscribers. In distribution channels, the Company has replaced free trial programs with money-back guarantees in order to attract enrollees who are less likely to terminate service. The failure to attract and retain subscribers to the Company's services, or an increase in the rate of subscriber cancellations, would have a material adverse effect on the Company.

     The Company historically has experienced seasonality in its business, with higher expenses during the last and first fiscal quarters, corresponding to the Christmas and post-Christmas selling season, and lower timed usage revenues (revenues from hourly usage charges) during its second and third fiscal quarters resulting from reduced usage of its services during the summer months. The seasonal reductions in timed usage revenues historically experienced by the Company have been mitigated by the movement from timed usage plans to unlimited usage plans as well as growth in the Company's subscriber base, although the Company expects to continue to have higher expenses during its first and fourth quarters due to higher network usage. As a result of the seasonality of its business, as well as other factors, the Company experiences quarterly fluctuations in it its operating results.

Results of Operations
Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     The Company's total revenues have two components: Internet and online service revenues consist of subscription revenues from subscribers to Prodigy Internet and Prodigy Classic. Other revenues consist of advertising and transaction fees, Web hosting fees from the Company's Business Services division, and fees from a management contract with Telmex under which Prodigy provides certain management and consulting services to Telmex's Internet subsidiary Prodigy Internet de Telmex.

     The Company defines "billable" subscribers as subscribers who remain enrolled beyond completion of the applicable trial period or who enroll in a money-back guarantee program. The Company defines "Internet subscribers managed" as billable Prodigy Internet subscribers and billable Prodigy Internet de Telmex subscribers but excluding Prodigy Classic subscribers.

Internet revenues

     Subscription revenues for Prodigy Internet increased $18.4 million, or 85%, from $21.7 million for the three months ended September 30, 1998 to $40.1 million for the three months ended September 30, 1999. The number of Prodigy Internet billable subscribers increased 522,000, or 121%, from 433,000 at September 30, 1998 to 955,000 at September 30, 1999. Subscription revenues from Prodigy Classic decreased $6.6 million, or 63%, from $10.4 million in the three months ended September 30, 1998 to $3.8 million in the three months ended September 30, 1999 as the number of Prodigy Classic billable subscribers decreased from 208,000 at September 30, 1998 to 70,000 at September 30, 1999. The Company discontinued Prodigy Classic on October 1, 1999. Total Internet subscribers managed increased by 782,000 or 181%, from 433,000 at September 30, 1998 to 1,215,000 at September 30, 1999. Billable subscribers of Prodigy Internet de Telmex accounted for approximately 260,000 of the number of Internet subscribers managed at September 30, 1999.

Other revenues

     Other revenues increased $2.9 million, or 138%, from $2.1 million for the three months ended September 30, 1998 to $5.0 million for the three months ended September 30, 1999 as a result of the Company's management agreement with Telmex under which the Company receives a percentage of the monthly net revenues from Telmex's Internet subscribers.

     As a result of the foregoing factors, total revenues increased by $14.7 million, or 43%, from $34.2 million in the three months ended September 30, 1998 to $48.9 million in the three months ended September 30, 1999.

Cost of revenues

    Cost of revenues includes network and content expenses. Content expenses consist of the costs of developing, or obtaining from third parties, content for inclusion in the Company's service offerings. Cost of revenues increased $5.5 million, or 25%, from $22.2 million in the three months ended September 30, 1998 to $27.7 million in the three months ended September 30, 1999. The current period increase included $2.2 million of Cable & Wireless network expenses incurred by Prodigy pursuant to contract to provide network services to Cable & Wireless subscribers prior to their migration to Prodigy Internet. An additional $.9 million was incurred for additional Splitrock network charges for those Cable & Wireless subscribers that did migrate to Prodigy Internet. The remainder of the increase in the quarter was primarily attributable to network charges of contract subscribers acquired through the retail channel during the quarter.

Marketing

     Marketing expense includes the costs to acquire and retain subscribers, advertising and other general sales and marketing costs. Marketing expense increased $3.0 million, or 29%, from $10.4 million in the three months ended September 30, 1998 to $13.4 million in the three months ended September 30, 1999. The current period increase reflects expenses incurred in connection with marketing to the Cable & Wireless subscriber base, marketing expenses directed toward encouraging the migration of Classic subscribers to Prodigy Internet and media costs incurred in connection with the Company's advertising campaign.

Product development

     Product development expense includes research and development costs and other product development costs. Product development expense increased from $2.5 million in the three months ended September 30, 1998 to $2.8 million in the three months ended September 30, 1999. The current period increase was the result of product development activities centered on implementing the billing, provisioning and customer service infrastructure to support the Company's Business Services division, improving the system infrastructure supporting the Prodigy Internet de Telmex subscriber base, including Year 2000 remediation efforts, developing a new home page for Prodigy Internet, and developing future Prodigy Internet product offerings and service enhancements.

General and administrative

     General and administrative expense increased from $11.1 million in the three months ended September 30, 1998 to $16.8 million in the three months ended September 30, 1999. The increase was primarily attributable to substantially higher subscriber management expenses incurred in connection with the heavy volume of enrollments achieved from the retail channel as a result of the contract subscriber program, higher billing charges, increased credit card processing fees, and higher incentive compensation expense.

Depreciation and amortization

     Depreciation and amortization expense increased $.3 million, or 9%, from $3.9 million in the three months ended September 30, 1998 to $4.2 million in the three months ended September 30, 1999. The current period increase primarily reflects depreciation attributable to new accounting and financial reporting software and subscriber management software implemented during 1999.

Amortization of subscriber acquisition costs

     In June and August 1999, respectively, the Company entered into agreements with two national retailers of personal computers for the purpose of stimulating Prodigy Internet enrollments by agreeing to make a payment to the retailer in exchange for the retailer enrolling a customer onto Prodigy Internet and obtaining a signed contractual commitment from the customer to a term subscription to Prodigy Internet. These payments amount to $100, $250, or $400, respectively, for a term subscription of one, two or three years at a monthly charge of $19.95.

     In July 1999 the Company acquired the Internet dial-up business of Cable & Wireless USA, Inc.

     The Company has capitalized these subscriber acquisition costs and amortizes these costs over the term of the underlying subscriber contract (for the Retailer Costs) or 36 months which represents the estimated weighted average term of the subscribers acquired(for the Cable & Wireless Subscribers).

     Amortization of subscriber acquisition costs of $8.6 million was incurred by the Company during the nine months ended September 30, 1999 which encompassed $2.4 million for amortization of the purchase price of subscribers acquired from Cable and Wireless and $6.2 million for amortization of payments made to certain retailers in exchange for obtaining contract subscribers to Prodigy Internet.

Restructuring Reserves

     During the three months ended September 30, 1999, the Company incurred $.5 million of expenditures related to the 1997 restructuring reserve.
These expenditures relate to contractual obligations and severance payments identified under the original plans. The remaining reserve consists primarily of contractual obligations that management expects will be paid in full by December 31, 2001.

Interest and other income

     Interest income/expense, net improved from net income of $.3 million in the three months ended September 30, 1998 to net income of $1.1 million in the three months ended September 30, 1999. This improvement was due to higher cash levels following the Company's initial public offering in February 1999.

     As a result of the foregoing factors, the Company's operating loss increased from $16.0 million in the three months ended September 30, 1998 to $24.7 million in the three months ended September 30, 1999 and its net loss increased from $15.7 million in the three months ended September 30, 1998 to $23.6 million in the three months ended September 30, 1999.

Nine Months Ended September 30, 1998 Compared To Nine Months Ended September 30, 1999

Internet revenues

    Subscription revenues for Prodigy Internet increased $42.2 million, or 75%, from $55.9 million for the nine months ended September 30, 1998 to $98.1 million for the nine months ended September 30, 1999. The number of Prodigy Internet subscribers increased 522,000, or 121%, from 433,000 at September 30, 1998 to 955,000 at September 30, 1999. Subscription revenues from Prodigy Classic decreased $23.7 million, or 60%, from $39.3 million in the nine months ended September 30, 1998 to $15.6 million in the nine months ended September 30, 1999 as the number of Prodigy Classic billable subscribers decreased from 208,000 at September 30, 1998 to 70,000 at September 30, 1999. The Company discontinued Prodigy Classic on October 1, 1999. Internet subscribers managed by the Company increased by 782,000 or 181% from 433,000 at September 30, 1998 to 1,215,000 at
September 30, 1999.

Other revenues

    Other revenues increased $2.1 million, or 34%, from $6.2 million for the nine months ended September 30, 1998 to $8.3 million for the nine months ended September 30, 1998 due primarily to fees received by the Company in the current period from its management agreement with Telmex.


    As a result of the foregoing factors, total revenues increased by 20% from $101.5 million in the nine months ended September 30, 1998 to $121.9 million in the nine months ended September 30, 1999.

Cost of revenues

    Cost of revenues increased $.9 million, or 1%, from $70.8 million in the nine months ended September 30, 1998 to $71.7 million in the nine months ended September 30, 1999. This increase was primarily attributable to higher network charges due to the increased level of subscribers and was offset in part by the Company's content outsourcing agreement with Excite, which substantially eliminated content expense associated with Prodigy Internet beginning April 1998, and to the sale of the Company's African Internet operations in October 1998. In addition, the Company benefited from its network outsourcing arrangement with Splitrock by reaching the contractual "cap" of its monthly network charges in April 1998 and, effective January 1999, by securing a more favorable rate for a certain category of subscriber. As a result, network usage costs increased only $4.6 million, or 10%, versus the year earlier period despite an increase of 59% in network usage hours.

Marketing

     Marketing expense increased $11.2 million, or 43%, from $25.8 million in the nine months ended September 30, 1998 to $37 million in the nine months ended September 30, 1999. During the current period, the Company increased broadcast and print media advertising in connection with the launch of the Prodigy Hispanic Internet offering and the continuation of the "There Is A Choice" advertising campaign.

     In addition, the current period increase reflected expenses incurred in connection with marketing to the Cable & Wireless subscriber base, marketing expenses directed toward encouraging the migration of Classic subscribers to Prodigy Internet and media costs incurred in connection with the Company's media advertising campaign.

Product development

     Product development expense increased $1.9 million, or 25%, from $7.7 million in the nine months ended September 30, 1998 to $9.6 million in the nine months ended September 30, 1999. In the 1998 period, product development activities centered on integration and stabilization of the Splitrock network and transition to the co-branded Prodigy/Excite content platform for Prodigy Internet. In the nine months ended September 30, 1999, product development activities centered on the development of the Prodigy Hispanic product, implementing the billing, provisioning and customer service infrastructure to support the Company's Business Solutions Group, improving the systems infrastructure supporting the Prodigy Internet de Telmex subscriber base, including Year 2000 remediation efforts, developing a new home page for Prodigy Internet, and developing future Prodigy Internet product offerings and service enhancements.

General and administrative

    General and administrative expense increased $8.9 million, or 27%, from $33.4 million in the nine months ended September 30, 1998 to $42.3 million in the nine months ended September 30, 1999. The increase was primarily due to substantially higher subscriber management expenses attributable to the heavy volume of retail channel enrollments experienced in the most recent quarter as well as expenses associated with the transition of the Cable & Wireless subscribers to Prodigy Internet, increased billing charges, increased credit card processing fees, and higher incentive compensation expense, including $1.0 million of compensation expense incurred in connection with employee stock options with exercise prices below fair market value.

Depreciation and amortization

    Depreciation and amortization expense increased $.6 million, or 5%, from $11.9 million in the nine months ended September 30, 1998 to $12.5 million in the nine months ended September 30, 1999. The current period increase primary reflects depreciation attributable to new accounting and financial reporting software and subscriber management software implemented during 1999 as well as equipment purchases for the Prodigy Internet bosting center.

Amortization of subscriber acquisition costs

     In June and August 1999, respectively, the Company entered into agreements with two national retailers of personal computers for the purpose of stimulating Prodigy Internet enrollments by agreeing to make a payment to the retailer in exchange for the retailer enrolling a customer onto Prodigy Internet and obtaining a signed contractual commitment from the customer to a term subscription to Prodigy Internet. These payments amount to $100, $250, or $400, respectively, for a term subscription of one, two or three years at a monthly charge of $19.95.

     In July 1999 the Company acquired the Internet dial-up business of Cable & Wireless USA, Inc.

     The Company has capitalized these subscriber acquisition costs and amortizes these costs over the term of the underlying subscriber contract (for the Retailer Costs) or 36 months which represents the estimated weighted average term of the subscribers acquired(for the Cable & Wireless Subscribers).

     Amortization of subscriber acquisition costs of $8.6 million was incurred by the Company during the nine months ended September 30, 1999 which encompassed $2.4 million for amortization of the purchase price of subscribers acquired from Cable and Wireless and $6.2 million for amortization of payments made to certain retailers in exchange for obtaining contract subscribers to Prodigy Internet.

Restructuring Reserves

    During the nine months ended September 30, 1999, the Company incurred
$.9 million of expenditures related to the 1997 restructuring reserve. These expenditures relate to contractual obligations and severance payments identified under the original plans. The remaining reserve consists primarily of contractual obligations that Management expects to be paid in full by December 31, 2001.

Interest and Other Income

    Interest income/expense, net improved from a net expense of $5.5 million in the nine months ended September 30, 1998 to net income of $4.0 million in the nine months ended September 30, 1999. This improvement was due to higher cash levels following the Company's initial public offering in February 1999. During the nine months ended September 30, 1999, the Company recognized a gain of $3.3 million upon sale of an equity investment received as consideration from the sale of a subsidiary in 1997. In addition, the Company recognized a gain of $1,714 when it paid $750 in full settlement of its 8 1/4% convertible note in the principal amount of $2,000, and all accrued interest.

Income Taxes

     Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not realize these favorable tax attributes. Accordingly, the deferred tax assets have been fully reserved. Management revaluates the positive and negative evidence periodically.

    As a result of the foregoing factors, the Company's operating loss increased from $48.2 million in the nine months ended September 30, 1998 to $59.8 million in the nine months ended September 30, 1999 and its net loss increased from $47.9 million in the nine months ended September 30, 1998 to $50.7 million in the nine months ended September 30, 1999.

Liquidity and Capital Resources

    Since formation, the Company has relied on private sales of equity securities (totaling $294.7 million through December 31, 1998), borrowings and an initial public offering in February 1999 (with net proceeds of $156.4 million) to fund its operations. The Company has incurred significant losses since inception and, at September 30, 1999, had an accumulated deficit of $343.5 million and a working capital deficit of $61.3 million comprised of current liabilities of $132.6 million and current assets of $71.3 million. For the nine months ended September 30, 1998 and September 30, 1999, the Company incurred negative cash flow from operations of $49.2 million and $21.6 million, respectively.

     In February 1999, the Company sold 11,200,000 shares of Common Stock in its IPO, including 2,000,000 shares of Common Stock sold to Telmex, for aggregate net proceeds of $156.4 million.

     In May 1999, the Company entered into an agreement with Cable and Wireless USA, Inc. to purchase the dial-up Internet access subscriber base of that entity for a purchase price based on the number of Cable & Wireless customers who transitioned to Prodigy Internet. At the closing, on July 20, 1999, the Company paid Cable & Wireless USA, Inc. $40.9 million in cash. Based upon the number of qualified subscribers received from this source as defined in the contract, the final purchase price is not expected to exceed the $40.9 million previously paid.

     In June 1999 and August 1999, respectively, the Company entered into agreements with two major retailers of personal computers (the "Retailers") to make specified payments to the Retailer in exchange for the Retailers enrolling customers onto Prodigy Internet and obtaining a signed contractual commitment from these customers to term subscriptions to Prodigy Internet of one, two, or three years at a monthly charge of $19.95. The Company has capitalized these payments and is amortizing them over the term of the subscriber contract. At September 30, 1999, the Company had capitalized related subscriber acquisition costs related to these transactions of $104.9 million and had recognized amortization expense of $6.2 million. In addition, at September 30, 1999, the Company had recorded accrued subscriber contract expenses to the Retailers of $33.6 million.

     In July 1999, the Company established a $50 million Letter of Credit with a financial institution to collateralize its financial obligations under terms of its contract with a major computer retailer. This Letter of Credit expires on December 31, 1999 and is collateralized by cash collateral of $52.5 million. This amount is classified on the balance sheet as restricted cash. The Company estimates the total cost of this agreement and similar agreements will be approximately $200 million through December 1999. The Company is in the process of arranging financing to fund the cost of these agreements.

     In August 1999, Carso Global Telecom agreed to provide the Company with a $150 million revolving line of credit entitling the Company to borrow, repay and reborrow amounts in minimum increments of $1.0 million prior to maturity on December 2, 1999. Advances are due 30 days after borrowing, but the Company is permitted to roll over advances into new advances at its election. Advances are uncollateralized and bear interest at the LIBOR rate plus between one and five percentage points (as negotiated on a case-by-case basis). As of September 30, 1999, $36 million was outstanding under the revolving line of credit. Carso Global Telecom is the Company's principal stockholder.

     As a result of the Company's outsourcing arrangements, the Company has significantly reduced the level of capital expenditures needed in its operations. The Company's July 1997 network agreement with Splitrock eliminated the need for the Company to maintain and upgrade its own network. The Company's portal content agreement with Excite eliminated the need, beginning in April 1998, for internal development of content and Prodigy Internet customization and other programming projects. The Company's capital expenditures for the nine months ended September 30, 1999 were $9.5 million, primarily for the purchase of data processing equipment. For the three months ended September 30, 1999, the Company's capital expenditures were $2.1 million, principally for the purchase and implementation of a new subscriber management system with enhanced customer care, data mining and marketing program management capabilities and the purchase of new equipment for Prodigy Internet.

     At September 30, 1999 and October 31, 1999, the Company had available cash and cash equivalents of $10.4 million and $13.9 million, respectively. Subsequent to September 30, 1999, the Company has met its financing requirements by additional drawdowns to the Carso Global Telecom line of credit. The Company believes this credit facility to be adequate to meet its needs until external financing can be arranged. Subsequent to September 30, 1999, the Company has met its financing requirements by additional drawdowns of the Carso Global Telecom line of credit. The Company believes this credit facility to be adequate to meet its needs until external financing can be arranged. The Company is currently experiencing substantial negative cash flow each month and expects to continue to experience negative flows into the year 2000. The Company's future financing requirements will depend on a number of factors, including the Company's operating performance and increases in operating expenses associated with growth in the Company's business. Based upon its current operating plan and the costs of its subscriber acquisition programs the Company believes that it will require significant external financing in order to meet existing contractual obligations and expand its consumer business. The Company is currently engaged in arranging this required financing.

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

     The Company is incurring costs to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's internal computer systems and equipment and the computer systems and equipment of the third-party vendors on which the Company's business relies. During 1998, the Company established a Year 2000 project office staffed by Company personnel and assisted by a consulting firm.

     The Company has completed an inventory of substantially all of its internal systems and programs related to both the delivery of the Prodigy Internet service and the daily operations of the business. The Company estimates that it will have spent approximately $6.4 million through the end of 1999 to remediate potential Year 2000 problems with its internal systems and to purchase and implement a new subscriber management system with enhanced customer care, data mining and marketing program management capabilities that will replace a system that is not Year 2000 compliant.

    The Company has developed contingency plans in the event that any critical service component or business process fails due to a Year 2000 problem. In addition, the Company has successfully completed "end-to-end" testing of its network provider and its consumer billing system. The majority of the remediation efforts have been completed as to mission critical systems with schedules in place to complete remaining remediation and related testing during the fourth quarter of 1999.

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

Recent Accounting Pronouncements

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

The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company does not believe the adoption of this standard will have a material effect on the Company's results of operations.

Certain Factors That May Affect Future Operating Results

     The cautionary statements set forth below and elsewhere in this Report, as well as in the Company's latest Annual Report on Form 10-K, identify important risks and uncertainties that could materially adversely affect our business, financial condition, results of operations or prospects.

     Since the Company's inception, it has incurred significant losses. There can be no assurance that the Company will achieve or sustain profitability.

     As a result of the Company's operating losses, negative cash flow and contractual obligations to two major computer retailers and certain personal computer manufacturers as a result of the Company's initiative to expand its consumer business, the Company expects to require significant external financing by January 2000. Company can give no assurance that such financing will be available to it on favorable terms and in a timely manner, or at all. If the Company's not able to obtain financing as required, the Company may be required to curtail or elimate certain planned expenditures, and we may be unable to meet certain payment obligations. The Company's future financing requirements will depend on many factors, including our operating performance, the cost of subscriber acquisition programs, and increases in operating expenses associated with growth in our business. Adequate additional financing may not be available on acceptable terms when needed. This would have a material adverse effect on the Company.

     The Internet services industry is characterized by significant pricing pressures. As a result of increased competition, pricing pressures are expected to intensify. In addition, numerous ISPs have begun, or may begin, offering free Internet access. Pricing pressures and a movement toward Free Internet access may materially adversely affect the Company's business.

     The Internet services industry is intensely competitive and includes many significant participants, including: ISPs, proprietary online service providers, major international telecommunications companies, Internet-search services and various other telecommunications companies. The Company also faces competition from companies that provide broadband connections to households, including: local and long-distance telephone companies, cable television companies, and electric utility companies. Many of the Company's current and future competitors have substantially greater financial, marketing and technical resources than us. There can be no assurance the Company will compete effectively. The Telecommunications Act and strategic alliances or consolidation among ISPs may result in additional competitive pressures.

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

     The Internet services industry is highly fragmented, consisting of more than 5,000 ISPs in the United States, and is expected to undergo substantial consolidation over the next few years. Any failure to expand the Company's business through acquisitions may materially adversely affect the Company's competitive position. Any acquisitions that the Company makes may involve risks, including the successful integration and management of acquired operations and personnel. The integration of acquired businesses may also divert management's attention from other business matters. This could materially adversely affect the Company's business.

     The Company's subscriber traffic is carried on a network owned and operated by Splitrock. The failure by Splitrock for any reason to provide network services as required, or any significant disruption in such services, whether for technical, operational, financial or other reasons, would have a material adverse effect on us.

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

     In addition to our network arrangements with Splitrock, we have outsourced our content to Excite and aspects of our customer service and billing functions to several providers. We also rely on local telephone and other companies to provide data communications capacity via local telecommunications lines and leased long-distance lines. The failure of these providers to provide services as required, or any significant disruption of, or deterioration in, services, would have a material adverse effect on us.

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

     See also "-- Year 2000 Readiness."

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On April 7, 1999, Prodigy was served with a Summons and Complaint by two former executives of the Company, Edward A. Bennett and William J. Lansing, in the Supreme Court of the State of New York, County of New York, alleging breach of separate contacts between the Company and each of the Plaintiffs. Plaintiffs assert that their options to acquire 206,254 and 71,875 shares of Common Stock of Prodigy at $12.00 per share, respectively, are fully vested and have not expired, and when they tried to exercise their options, Prodigy refused to acknowledge their exercise on the grounds that the options had expired. Plaintiffs are claiming damages in an amount to be determined at trail. In May 1999, Prodigy filed a Motion to Dismiss this litigation in the Supreme Court of the State of New York. Oral arguments took place on July 21, 1999. No decision has been rendered as of the date hereof. The Company denies the validity of the claim and intends to defend itself vigorously .

On November 1, 1999, Prodigy was served with a summons and complaint by Mr. Jack Sharwell in the U.S. District Court for the Northern District of Ohio, Eastern Division, alleging illegal tie-ins and sales, refusal to accept U.S. currency or credit cards, and social security number requirement in connection with retail contract customer acquisition programs. Mr. Sharwell brought the action against Prodigy, as well as several retailers and CompuServe Interactive Services. The Plaintiff claims that the defendants "have violated every retail sales practice and every retail sales law that has ever been written." Plaintiff is seeking $100,000,000 in damages plus $10,000,000 in punitive damages and "any additional costs the court deems necessary." Prodigy will vigorously defend itself in connection with this matter and plans to file a motion to dismiss on November 12, 1999. Prodigy does not believe the matter has any merit and does not believe it will have any material adverse effect on the Company.

On November 8, 1999, Prodigy was notified of a lawsuit and served with a Complaint by Irwin Sales, Inc., which was filed in the U.S. District Court, Southern District of New York. Plaintiff alleges break of contract and fraud arising out of an independent contractor agreement between Plaintiff and Prodigy. The Complaint seeks $25,000,000 in alleged damages for the contract claim and $50,000,000 in alleged damages for the fraud claim. Prodigy's answer is due December 31, 1999. Prodigy believes it has meritorious defenses and intends to vigorously contest the claims.

Item 2.  Changes in Securities and Use of Proceeds

USE OF PROCEEDS

     The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-64233), relating to the Company's initial public offering of its Common Stock and simultaneous sale shares to a stockholder of the Company and registering 11,200,000 shares, was February 10, 1999.

     During the three months ended September 30, 1999, the Company used all the proceeds from the initial public offering as follows:

Acquisition of contract subscribers                                     $ 41,500,000

Cable & Wireless subscriber base acquisition                              41,600,000

Retailer letter of credit                                                 52,500,000

Purchase and installation of data processing equipment and software        5,300,000

Marketing                                                                  4,700,000

Working capital                                                           10,755,000
                                                                        ------------

        Total Use of IPO Net proceeds                                   $156,355,000
                                                                        ============

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K


     (i) On August 3, 1999, the Company filed a Form 8-K reporting, under Item 2, that on July 20, 1999 the Company acquired certain of the consumer, business and campus dial-up subscribers of Cable & Wireless USA, Inc. pursuant to an Asset Purchase Agreement, dated as May 26, 1999, by and among Cable & Wireless USA, Inc., Cable & Wireless USA Internet, L.L.C. and the Company. At the closing, the Company paid Cable & Wireless USA, Inc., $40.9 million in cash, which amount is subject to certain post-closing adjustments based on the number of Cable & Wireless customers who transition to Prodigy's service. Prodigy utilized cash proceeds raised in its initial public offering to pay for the acquired assets.

     (ii) On September 14, 1999, the Company filed a Form 8-K reporting, under
Item 5, that on September 7, 1999, the Company entered into a definitive agreement to acquire the BizOnThe.Net web hosting business and subscribers of U.S. Republic Communications, Inc.

     (iii) On October 20, 1999, the Company filed a Form 8-K reporting, under
Item 5, that on October 5, 1999, the Company acquired the BizOnThe.Net web hosting business and subscribers of U.S. Republic Communications, Inc. ("USR"), an indirect majority-owned subsidiary of VarTec Telecom, Inc. ("VarTec"). At the closing, Prodigy issued to USR 2,113,721 shares of Prodigy common stock and repaid a $9 million loan from VarTec to USR. Prodigy also issued 727,272 shares into an escrow account. Some or all of these escrowed shares will be released to USR at various times over the two-year period following the closing. The escrow account collateralized the indemnification obligations of USR and USR's shareholders as well as certain post-closing adjustments, as more fully described in the Agreement. In addition to the amounts paid at closing, in 2001 Prodigy will be required to issue up to 727,272 shares, contingent upon the attainment by the acquired business of specified additional earn-out targets.

                                   SIGNATURES


  Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  PRODIGY COMMUNICATIONS
  CORPORATION


Date:  November 15, 1999   /s/ David R. Henkel
                           -------------------------------
                           David R. Henkel
                           Executive Vice President, Finance,
                           and Chief Financial Officer
                           (Principal Financial and Accounting
                           Officer)