Form 10-K
period 1999-12-31
PRODIGY COMMUNICATIONS CORP
filed 2000-03-30
CIK 824740

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                  For the fiscal year ended December 31, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the transition period from       to

                       Commission file number: 000-25333

                       PRODIGY COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                               ----------------

                DELAWARE                               04-3323363
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
             incorporation)

                44 SOUTH BROADWAY, WHITE PLAINS, NEW YORK 10601
                    (Address of principal executive offices)

                               ----------------

       Registrant's telephone number, including area code: (914) 448-8000

                               ----------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of outstanding shares of the registrant's Common Stock held by non-affiliates as of March 1, 2000 was $418,705,886. For this purpose, any officer, director and known 5% stockholder is deemed to be an affiliate.

  The number of shares of the registrant's Common Stock outstanding on March 1, 2000 was 64,581,965.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Specifically identified portions of the registrant's definitive proxy statement to be filed in connection with the registrant's 2000 annual meeting of stockholders (the "2000 Proxy Statement") are incorporated by reference into
Part III.

INDEX

 Item    Description                                                       Page
 ----    -----------                                                       ----
                                      PART I
 Item 1  Business.......................................................     3
 Item 2  Properties.....................................................    18
 Item 3  Legal Proceedings..............................................    19
 Item 4  Submission of Matters to a Vote of Security Holders............    19
                                     PART II
 Item 5  Market for Registrant's Common Equity and Related Stockholder
         Matters........................................................    20
 Item 6  Selected Financial Data........................................    21
 Item 7  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    25
 Certain Factors That May Affect Future Operating Results................   33
 Item 7A Quantitative and Qualitative Disclosures About Market Risk.....    40
 Item 8  Financial Statements and Supplementary Data....................    41
 Item 9  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...........................................    67
                                     PART III
 Item 10 Directors and Executive Officers of the Registrant.............    67
 Item 11 Executive Compensation.........................................    67
         Security Ownership of Certain Beneficial Owners and
 Item 12 Management.....................................................    67
 Item 13 Certain Relationships and Related Transactions.................    67
                                     PART IV
 Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-
         K..............................................................    67

  This report on Form 10-K includes "forward-looking statements", including statements containing the words "believes", "anticipates", "expects" and words of similar import. All statements other than statements of historical fact included in this report including, without limitation, such statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere herein, regarding Prodigy or any of the transactions described herein, including the timing, financing, strategies and effects of such transactions and Prodigy's growth strategy and anticipated growth, are forward-looking statements. Important factors that could cause actual results to differ materially from expectations are disclosed in this report, including, without limitation, in conjunction with the forward-looking statements in this report and under the heading "Certain Factors That May Affect Future Operating Results" under Item 7.

  Prodigy, the Prodigy globe logo and Prodigy Internet are registered trademarks, and Are You A Prodigy?, the Are You A Prodigy? logo, It's a tool for living, Prodigy Classic, the Prodigy Internet logo and Prodigy MailLink are trademarks of Prodigy. All other brand or product names may be trademarks or registered trademarks of their respective owners.

Item 1. Business

  Prodigy is a leading nationwide Internet service provider that provides fast and reliable Internet access and other Internet-based services. Prodigy's nationwide Internet service offering, customer base and well recognized brand name have made it a leading national Internet service provider. Prodigy tailors its services to target the consumer, small business and U.S. Hispanic markets. Prodigy has nationwide brand recognition and customer acquisition not available to regional and local Internet service providers. Prodigy utilizes a nationwide network covering over 750 cities in all 50 states. This network allows approximately 90% of the United States population to access Prodigy's services with a local telephone call. Prodigy believes its scalable technology allows it to grow cost-effectively without significant capital expenditures. Combining these strengths, the Prodigy Internet service has achieved one of the fastest subscriber growth rates among U.S. Internet service providers. The number of billable subscribers to Prodigy Internet, including subscribers who switched from Prodigy's original Prodigy Classic online service, has increased from 221,000 at December 31, 1997 to 1,138,000 at December 31, 1999.

  Prodigy Internet enables subscribers to use the Internet as a productivity tool by allowing subscribers to obtain and communicate desired information quickly and efficiently in an easy and personalized manner. Prodigy Internet users receive fast and reliable access to the Internet, Prodigy-branded and partner-branded content and other member services. Prodigy is expanding its Web hosting and electronic commerce services for business customers. Prodigy believes that its extensive experience in operating a large data center with electronic commerce applications positions it well for growth in these areas. Prodigy has introduced or is introducing various Internet-based services, such as Web-based email, chat, personal Web pages, instant messaging, long-distance telephone services, Internet-based telephone and fax services and online customer billing.

  Prodigy has been an online pioneer since its inception in 1984. Prodigy launched Prodigy Classic as the world's first consumer-focused online service in 1988. Prodigy Classic featured custom content, e-mail and chat rooms and was based on technologies owned by Prodigy. In October 1996, Prodigy launched Prodigy Internet, a service allowing consumers with any computer operating system to access the Internet. Prodigy Classic was discontinued in October 1999 as Prodigy completed the transition to Prodigy Internet. Since the autumn of 1997, Prodigy has focused on expanding Prodigy Internet's subscriber base and introducing additional Internet-based services. Prodigy has also used outside companies for network coverage, customer support and content. Due to these initiatives, Prodigy has substantially reduced its fixed operating costs and number of employees. Prodigy believes it can accommodate sustained subscriber growth cost-effectively without significant capital expenditures.

Industry Background

 Growth of the Internet and Electronic Commerce

  The Internet is a collection of computer networks that links millions of public and private computers to form the largest computer network in the world. It has become an important global communications medium, enabling millions of people to obtain and share information and conduct business electronically, and a critical tool for information and communications for many users. The Internet has grown rapidly in recent years, both in the number of Web users and Web sites. Many factors are driving the growth in the number of Web users and Web sites, including:

  .  the large and growing number of personal computers;

  .  the declining cost of computers;

  .  advances in the performance and speed of personal computers and modems;

  .  easier and alternative access to the Internet; and

  . the increasing importance of the Internet for communications, information and commerce.

For many businesses, the Internet has created a new communications and sales channel enabling large numbers of geographically dispersed organizations and consumers to be reached quickly and cost-effectively.

 Evolution of the Internet Services Market

  Today, the Internet services market consists primarily of Internet access. Access services include dial-up access for individuals and small businesses and high-speed dedicated access primarily for larger organizations. The rapid development and growth of the Internet have resulted in a highly fragmented industry, consisting of more than 5,000 Internet service providers in the United States, most of which operate as small, local businesses. The Internet services industry is expected to undergo substantial consolidation, especially among mid-sized Internet service providers, over the next few years.

  Internet service providers vary widely in geographic coverage, customer focus and the nature and quality of services provided to subscribers. Few Internet service providers offer nationwide coverage, have a brand name with nationwide recognition or can grow significantly without additional investment in infrastructure. Internet service providers may concentrate on specific types of customers that differ from the target markets of other Internet service providers. Services offered by Internet service providers can range from simple dial-up access to highly organized, personalized access coupled with value-added services. Prodigy believes that consumers generally focus on speed and reliability of access, ease of use, customer service and price as they evaluate an Internet service provider. In addition, Prodigy believes many business customers want all their Internet-based requirements, such as Internet access, Web hosting and electronic commerce applications, met by a single provider.

  Internet operations, including Web hosting and electronic commerce, are increasingly becoming critical to businesses. However, many businesses lack the resources and expertise to develop, maintain and enhance, on a cost-effective basis, successful Internet operations. As a result, businesses increasingly use outside companies to enhance Web site reliability and performance, provide continuous operation of their Internet-based functions and reduce operating expenses. By outsourcing these services, companies can focus on their business rather than using their resources to support Internet operations.

  As a result, there is increasing demand for Internet service providers to offer electronic commerce services that businesses can establish quickly and easily. An increasing number of Internet service providers supplement their basic Internet access services with a variety of commercial services that facilitate electronic commerce, such as hosting web sites, online customer billing, co-location and other value-added services. These services expand an Internet service provider's potential revenue sources from basic monthly access fees to other fees such as set-up and maintenance charges. In addition, some larger and more sophisticated Internet service providers market other Internet-based services, such as paging, long-distance and cellular telephone services, to both consumers and business customers nationwide.

The Prodigy Solution

  Prodigy provides fast and reliable Internet access and other Internet-based services. Prodigy intends to meet the rapidly changing needs of its customers by offering new products and additional Internet-based services as demand arises. Prodigy believes the following competitive strengths positions it to meet this goal:

  Nationwide Brand Name Recognition. Since the introduction of its original service in 1988, Prodigy has established substantial nationwide brand recognition it believes offers a significant competitive advantage in attracting new subscribers. Prodigy uses a variety of advertising, promotional and distribution channels to leverage its brand name, one of the oldest and best-known in the Internet industry. Prodigy launched the Prodigy Internet service in October 1996 as a productivity tool dedicated to the Internet and designed to make a user's experience simpler and more rewarding. Prodigy believes the strength of the Prodigy brand has enhanced its Prodigy Internet marketing efforts and facilitated the rapid growth in the number of Prodigy Internet subscribers.

  Nationwide Customer Acquisition Channels. Prodigy has a variety of arrangements to acquire customers, including:

  . contract acquisition programs with selected major PC manufacturers and retailers;

  .  bundling with PCs shipped by leading PC manufacturers;

  .  its relationship with Microsoft;

  .  Web-based marketing;

  .  retail channels;

  .  direct mail and telemarketing; and

  .  television, radio and print advertising.

  Prodigy believes many of these customer acquisition channels are not available to regional and local Internet service providers who lack a nationwide presence. Prodigy Internet software is included on PCs shipped by many leading PC manufacturers. This software is also included in the online services folder of every copy of Windows 98 shipped by Microsoft for sale in retail channels or for loading on new PCs. The Prodigy Internet service is also included in Microsoft's Internet service providers Internet Referral Service Program.

  Scalable Business Model. Since the autumn of 1997, Prodigy has created a business and operating model that it believes can accommodate sustained subscriber growth cost-effectively without significant capital expenditures. Prodigy has outsourced major capital- and labor- intensive functions to companies that it believes can provide scalable and dependable network coverage, customer service and organized content. Prodigy's outsourcing arrangements enable it to rely on the resources of other companies while drawing on its own experience to manage these services. As a result, the principal costs of servicing new subscribers, network usage and telephone customer service are variable and generally increase only as the subscriber base increases. In addition, Prodigy's e-mail and customer authentication systems have been developed in-house to support a large number of customers. Prodigy's existing data hosting facilities have the capacity to support millions of additional subscribers.

  Fast and Reliable Service. Prodigy Internet offers fast and reliable Internet connections. Prodigy Internet subscribers have direct Internet access at speeds of up to 56 kilobits per second.

  Nationwide Network Coverage. The networks used to offer the Prodigy Internet service cover over 750 cities in all 50 states. The networks can provide dial-up access, with a local telephone call, to approximately 90% of the households in the United States. Prodigy also offers network access via an 800 telephone number for $.10 per minute without an additional enrollment charge.

  Superior Customer Experience. In addition to being easy to use and personalize, Prodigy believes Prodigy Internet offers a productive and rewarding customer experience. Prodigy's customer services include toll-free telephone support, various online support options and an online "members helping members" program. Prodigy distributes its customer service calls over multiple outsourcing partners to reduce call waiting times. Prodigy has developed proprietary filters to limit unsolicited commercial email, or "spam," sent by or addressed to subscribers. Prodigy accepts banner advertisements and sponsorships but does not generate pop-up advertisements. Pop-up advertisements appear on smaller screens that automatically overlay the user's PC screen. Prodigy also rewards subscribers for their loyalty with points that can be redeemed for gift certificates at selected retail stores.

Business Strategy

  Prodigy's objectives are to strengthen its position as a leading nationwide Internet service provider and to expand the range of services it offers and markets it serves. Key elements of Prodigy's business strategy include:

  Leverage Strong Brand Name. Prodigy intends to increase its brand equity by promoting the Prodigy brand through increased marketing and advertising activities. Prodigy is leveraging the Prodigy brand name to expand its customer acquisition activities, offer new services and enter new markets.

  Introduce New Services. Prodigy is expanding its Web hosting business and introducing additional Internet-based services. In October 1999, Prodigy acquired BizOnThe.Net, a Web hosting business which sells Web sites to customers. The designs of these sites are based on standardized forms and artwork, which are customized for specific lines of business. Prodigy is enhancing its ability to obtain and organize customer data to enable targeted sales and marketing of Internet-based services to existing subscribers. In addition, Prodigy plans to expand its electronic commerce activities and has introduced broadband services with Bell Atlantic.

  Enter New Markets. Prodigy is leveraging its brand recognition to expand beyond its existing consumer market to include the small business and U.S. Hispanic markets. Prodigy's services for small businesses include dial-up Internet access, Web hosting, communications provisioning and related services. Since January 1999, Prodigy has managed Telmex's Prodigy Internet de Telmex subscribers in exchange for a management fee. In April 1999, Prodigy introduced its bilingual Prodigy en Espanol service for U.S. Hispanic consumers.

  Evaluate Acquisition Opportunities. Prodigy evaluates acquisition opportunities on an ongoing basis. At any given time Prodigy may be engaged in discussions with respect to possible acquisitions or other business combinations. Prodigy may seek strategic acquisitions that can complement its current or planned business activities. The Internet services industry is expected to undergo substantial consolidation over the next few years, and Prodigy may also seek to acquire other Internet service providers as an additional means of customer acquisition or to enter into new markets.

Products and Services

 Prodigy Internet

  Prodigy Internet is an open standards-based Internet access service, allowing consumers with any computer operating system to access the Internet. The Prodigy Internet service combines the depth and breadth of the Internet with the ease of use and organization of a traditional online service. Prodigy Internet users receive fast and reliable access to the Internet, Prodigy-branded and partner-branded content powered by Excite and other Prodigy member services.

  The Prodigy Internet service provides subscribers with, among other services:

  .  direct, high-speed Internet access;

  . an electronic mailbox enabling subscribers to send and receive an unlimited number of text, graphics and multimedia messages;

  .  instant messaging;

  .  space on Prodigy's servers to host a personal Web page; and

  .  Web-based email.

  Prodigy Internet also offers for most Prodigy Internet subscribers:

  . a personalized homepage for each subscriber which includes personalized news services through MSNBC, stock portfolios, weather through Accuweather, local TV listings and sports scores;

  . customer service and online member support, including help files, tutorials and other online educational tools;

  . content generated by community members using communication tools such as chat, message boards, news groups, bulletin boards and personal Web pages; and

  . access to online transactions on the Web through the Prodigy home page and other e-commerce platforms.

  The Prodigy Internet service is compatible with Internet standards and protocols, allowing use of industry-standard client/server software. Unlike some online services that use proprietary technologies, Prodigy Internet merges seamlessly with Web content and can be regularly updated to incorporate advances in Internet technologies, such as new browsers, RealAudio and security devices for electronic commerce. Prodigy Internet is compatible with Microsoft Internet Explorer and Netscape Navigator on the Windows 98, Windows 95 and Windows 3.1 operating systems and on Macintosh computers. Microsoft Internet Explorer is the primary browser shipped on disks that contain the Prodigy Internet software.

  As of December 31, 1999, there were 1,138,000 billable subscribers to the Prodigy Internet service.

  The price plans for the Prodigy Internet service vary and are subject to change. Prodigy Internet's principal price plans currently are:

  .  $19.95 per month for unlimited usage with a 30-day money back guarantee;

  . a discounted prepaid annual plan of $189 for one year of unlimited usage, equivalent to $15.75 per month;

  . $9.95 per month for three months of unlimited usage, and $19.95 per month thereafter;

  . a free trial for 30 days with unlimited usage, and $19.95 per month thereafter;

  .  $21.95 per month for unlimited access plus five mailboxes; and

  . $21.95 per month for new customers acquired under contract acquisition programs with major PC retailers.

 Other Internet-Based Services

  Prodigy's other Internet-based services include the following:

  . The shopping tab on Prodigy Internet currently provides links to over 100 Web-based stores and retailers, including Amazon.com, Reel.com, PETsMART, Godiva Chocolate, eToys, uBid, Outpost.com and Omaha Steaks.

  . In September 1998, Prodigy began offering paging services in partnership with SkyTel.

  . In February 1999, Prodigy announced the launch of Prodigy MailLink, a new Web-based e-mail program that allows Prodigy Internet members to access their Prodigy e-mail from any PC connected to the Web.

  . In June 1999, Prodigy rolled out the co-branded marketing of long-distance telephone services through Talk.com.

  . In December 1999, Prodigy announced a relationship with Metris and Mastercard to offer a Prodigy Mastercard to Prodigy members. The program is scheduled to launch in the second quarter of 2000.

  . In January 2000, Prodigy announced a relationship with AnyDay.com to provide free calendaring and invitation services to its members.

  . In March 2000, Prodigy announced a relationship with LookSmart to provide the LookSmart search engine to its members.

 Business Services

  In October 1999, Prodigy acquired BizOnThe.Net, a Web hosting business, and combined it with Prodigy's existing Web hosting business. The combined operation is called Prodigy Biz. The majority of the Prodigy Biz business is the sale of Web sites with standardized forms and artwork to customers. These hosting services are sold through telemarketing and offer a simple, easy to use and understandable Web site to small businesses. A small part of the Prodigy Biz business is the sale of more complex and sophisticated shared Web hosting services to small businesses, as developed by the Prodigy Business Solutions Group before the purchase of BizOnThe.Net. This more sophisticated offering allows Web hosting customers the ability to design their own Web sites. Prodigy also offers these Web-hosting customers e-commerce capabilities, which permit the customer to set up an online store to promote, sell, bill for and collect payments relating to its products and services.

 Spanish-Speaking and Hispanic Market

  Prodigy markets Internet services to Spanish-speaking and Hispanic customers in the United States. According to U.S. census data, there are approximately 17 million persons in the United States age 5 or older who speak Spanish at home, and a total of approximately 28 million U.S. residents are identified as Hispanic.

  In April 1999, Prodigy launched Prodigy en Espanol, the first completely bilingual Spanish-English Internet access service offered nationwide in the United States. Prodigy en Espanol is tailored to meet the needs of the large and growing Hispanic community in the United States. Prodigy en Espanol provides the same fast and reliable access to the Internet as Prodigy Internet. Bilingual options for the customer include enrollment software, the customer interface, customer service and technical service, allowing Prodigy en Espanol subscribers the option using either Spanish or English. Content of interest to the Hispanic community in the United States, and links to web sites with Spanish language content, are featured on the home page of Prodigy en Espanol. Prodigy en Espanol subscribers also have access to all of the English content offered to Prodigy Internet subscribers.

  As of December 31, 1999, Prodigy managed approximately 364,000 Prodigy Internet de Telmex subscribers. Telmex is the leading provider of local and long-distance telephone services in Mexico and is the principal full-service telecommunications provider in Mexico. Telmex owns the nationwide network of local telephone lines and the principal public long-distance telephone transmission facilities in Mexico, and has built a nationwide data transmission network. Carso Global Telecom currently controls Telmex. Carso Global Telecom and Telmex are Prodigy's principal shareholders.

 Electronic Commerce

  Prodigy was a pioneer in electronic commerce through its establishment of standards and creation of applications that facilitated online shopping and transacting, such as online banking and securities trading. Prodigy currently has the capability to provide the fundamental elements of electronic commerce-- Web hosting, hosting of intranets/extranets and high-speed dial access, meaning using the quickest modem available to send and to receive information to and from the Internet. Prodigy's strategy is to provide its customers with a bundle of products and services containing everything needed to access the Web and to set up online stores to promote, sell, bill for and collect payments relating to its products and services. Although e-commerce applications have not to date generated a material portion of Prodigy's revenues, e-commerce applications that Prodigy plans to roll out include:

  .  electronic shopping carts;

  .  order processing and tracking;

  .  online billing and payment processing; and

  . in conjunction with partners, consulting and integration services for complex and large electronic commerce sites.

 Broadband Services

  Prodigy's broadband strategy is designed to provide customers with a suite of Internet access and other Internet-based services in conjunction with selected technology and marketing partners. Prodigy has entered into agreements with Bell Atlantic, Southwestern Bell and Covad Communications for the provisioning of DSL services and is in discussions with others to support various broadband applications.

Customer Acquisition and Marketing

  Prodigy uses a variety of methods to acquire customers. Prodigy believes that the strong national brand recognition of the Prodigy name and the nationwide network used by Prodigy provide it with access to customer acquisition methods not available to local and regional Internet service providers.

  The Prodigy Internet service is marketed through a variety of media outlets, including television, radio and outdoor advertising. The target audiences for Prodigy Internet are:

  .  purchasers of new desktop consumer PCs;

  . existing subscribers to online services who may be interested in moving to an Internet service provider; and

  . existing Internet service subscribers who are dissatisfied with their current service or attracted to the performance and features of Prodigy Internet.

  Prodigy believes that the purchasers of new desktop consumer PCs give Prodigy effective access to both first-time Internet users, who may be attracted by Prodigy Internet's ease-of-use, personalized home page customer service and online assistance, and existing Internet access subscribers who, in conjunction with the purchase of a new PC, may be willing to switch to Prodigy Internet. Prodigy believes that consumers in the other target segments listed above are less likely to switch back from Prodigy Internet to another Internet service providers, are less price-sensitive and are more receptive to value-added services.

  Prodigy's marketing efforts position the Prodigy Internet service as the right Internet choice and as a productivity tool to help users obtain and communicate information quickly and efficiently. Marketing themes emphasize that the Prodigy Internet service is superior in terms of:

  .  availability and reliability;

  .  speed--up to 56 kilobits;

  . technology--a network architecture that places asynchronous transfer mode switching devices at local phone access sites instead of backhauling the data to a central location;

  .  navigation; and

  .  personalization.

  Contract Acquisition Programs. Prodigy has relationships with selected major PC retailers which enable the retailers to offer rebates to consumers who purchase new PCs. Under these agreements, Prodigy makes a payment to the retailer in exchange for the retailer enrolling a customer onto Prodigy Internet and obtaining a signed contractual commitment from the customer to a term subscription to Prodigy Internet. These payments range up to $400 for a term subscription of up to three years.

  PC Bundling. The Prodigy Internet service is bundled with PCs under arrangements where Prodigy pays a negotiated fee to the PC manufacturer only if a subscriber enrolls from the PC and continues as a service customer beyond an introductory period. PC bundling is attractive to Prodigy because the supplier bears the distribution cost and bundling reaches many more potential subscribers than through most other acquisition channels. The Prodigy Internet software is pre-loaded on selected PC models shipped by Hewlett Packard, IBM, Gateway 2000, Sony and Toshiba.

  Microsoft Relationship. Microsoft includes the Prodigy Internet service in the online services folder of every copy of the Windows 98 shipped by Microsoft for sale in retail channels or for loading on new PCs. Prodigy Internet, Microsoft Network, America Online, CompuServe and AT&T WorldNet are the only services in the online services folders of Windows 98. Microsoft also includes Prodigy Internet in Microsoft's Internet service providers Internet Referral Service Program. Prodigy believes that these arrangements enhance Prodigy's nationwide brand presence.

  Web-Based. Prodigy maintains a Web site--www.prodigy.com--that provides Internet users with the opportunity to learn about and enroll in the Prodigy Internet service. Prodigy believes its television advertising and other programs help target consumers interested in switching providers.

  Retail. Prodigy has relationships with major retailers in the computer, software and consumer electronics areas, including Best Buy, Office Depot and Electronics Boutique. The Prodigy Internet software is currently available at approximately 6,000 retail stores nationwide. These relationships typically entitle Prodigy to establish displays containing free software in prime locations, such as next to cash registers. Prodigy supports these relationships through the use of bounty programs, cooperative advertising, joint promotional events and manufacturer development funds.

  Direct. Prodigy pursues targeted audiences in its direct mailing and telemarketing efforts. Prodigy targets its direct mail to highly-qualified prospects, such as known Internet users and new PC purchasers. Prodigy's inbound telemarketing program fulfills customer orders, 24 hours a day, 7 days a week, 365 days a year, via toll-free telephone numbers--1-800-PRODIGY and 1-888-PRODIGY--that it promotes widely. Prodigy's outbound telemarketing programs focus on the reacquisition of recently disconnected members and highly-qualified prospects. Prodigy outsources its telemarketing services. Prodigy maintains an online, member-assisted referral program in which existing subscribers receive cash payments for signing up new members.

  Retention Programs. Prodigy also develops programs to encourage trial customers to subscribe and improve customer retention. Prodigy designs these promotions to increase usage, which results in a higher likelihood of subscribing. In January 1999, Prodigy introduced the Prodigy Points program, a member loyalty program designed to increase knowledge and usage of the Web for transactions and other services. Through the Prodigy Points program, Prodigy members can earn "points" based on usage and redeem points for gift certificates at selected retail stores. Prodigy plans to extend this program to travel services and other merchandise, including a free month of Prodigy Internet service. Prodigy also uses incentives to retain subscribers who might otherwise cancel service.

Customer Service

  Prodigy designs its customer service programs to increase member satisfaction and retention, while controlling costs by combining outsourcing with in-house services. Prodigy believes that its customer service programs, coupled with a new-release strategy that is sensitive to the concerns of existing members and responsive to market trends, have positioned Prodigy to provide customer support that is cost-effective and that it can expand to accommodate future growth.

  Telephone Support. Prodigy outsources its telephone support for initial questions from users to various vendors. Telephone technical support is toll-free and available twenty-four hours per day, 365 days per year. Customers are assisted with Prodigy software installation, enrollment questions, account management concerns, service access problems and disconnect requests. Prodigy can direct customer calls between vendors on short notice, which Prodigy believes creates a competitive environment between vendors, resulting in enhanced quality, performance and pricing. Geographic distribution of call centers allows for uninterrupted service in the event of regional disasters. Administrative and billing support is available weekdays from 9:00 a.m. to 9:00 p.m., eastern time.

  In-House Customer Support and Systems. Prodigy maintains an online member services area that provides a variety of support options to all members, including real-time chat, instant messaging, news groups, message boards and email. Prodigy has integrated comprehensive help, tutorials, advisories, frequently asked questions and tips online. Prodigy also has an online "members helping members" program, in which selected subscribers receive nominal monthly compensation in exchange for providing personalized responses to members posting inquiries on news groups, message boards and chat. Prodigy's customer service organization monitors customer service vendor performance with quantitative metrics such as average wait time, first call resolution rate and abandon rate, and qualitative controls such as call monitoring. Prodigy also has technically-trained customer service representatives to call subscribers with unresolved problems.

  Prodigy maintains detailed customer records and documents each customer support request in a problem tracking system. This system allows recurring problems to be identified and escalated for resolution. Prodigy maintains a Web-based database that is accessible by all vendor and employee customer service representatives on a real-time basis. This database helps ensure accurate and consistent delivery of customer service regardless of where the contact is handled.

  Billing. Prodigy outsources its customer billing system and services to CSG Systems. CSG Systems' billing system is highly customized and flexible and supports prompt pricing changes. CSG Systems provides credit card and paper billing, transaction processing and check handling. Prodigy bills a substantial majority of its current subscribers through pre-authorized credit card charges. Other subscribers receive invoices.

Technology

  Prodigy has been a technology pioneer in the online industry since its formation in 1984 and introduced many concepts that would later be adopted for the Web. Continuing this pioneering heritage in the Internet industry, the Prodigy Internet service utilizes a standards-based, proprietary service provider platform and mail server developed by Prodigy.

  Service Provider Platform. The service provider platform is a suite of functions that creates the infrastructure of a large-scale Internet service provider. Capabilities include customer profile management, access control, authentication, billing and customer care interfaces and other functions necessary to offer large-scale Internet services. The service provider platform is scalable to millions of subscribers. It is compatible with industry standard products, such as Netscape and Apache Web servers and Oracle databases. The service provider platform also interfaces effectively with Prodigy's mail server. The platform is built to open standards to enable the use of applications from other suppliers.

    Portal. Highly scalable Web platform for delivery of a personalized Internet experience. The platform is compatible with various content feeds. Personalization is based on member preference and geographical data.

    Instant Message/Chat. High function system that enables interactive and real-time communication between members.

    Community Platform. Various tools and systems that enable and promote communities on the Prodigy Internet service, including a bulletin board platform and an email-list platform. The email-list platform is capable of supporting custom domains, and delegated administration making it possible for Prodigy to leverage it not only for communities, but also for the small business Web hosting line of business.

    Alerts. A real-time notification system that is capable of alerting Prodigy members to various interesting events, such as arrival of certain emails, stock and Usenet alerts. The system is highly scalable and extensible to various content and alert feeds.

    Web-Hosting Platform. High scalable and functional system for hosting small business Web sites. The system is compatible with e-commerce applications and various Web publishing tools. The system also provides small business users with custom email domains and mailboxes, as well 56 kilobits dial capabilities.

    Mail Server. The Prodigy Internet service uses a scalable, reliable Internet mail server. The mail server draws on the fault-tolerance and scalability provided by the underlying Oracle database to offer flexibility, ease of operation and scalability. Prodigy's mail server supports standard Internet protocols. The mail system also provides:


    Tools for Administrators. Welcome messages; bulk mailers; quota controls by realm, domain, household, small business or individual account; tools to manage spam; and operational scripts and tools.

    Tools for Users. User-configured filters for prioritization and spam removal. Messages can contain any number of attachments through technology which allows the user to send and receive graphics, audio and video files via the Internet, up to a size limitation of 10 megabytes per mailbox. The mail system delivers messages without promotional tag lines.

    Features for Business Customers. Support for multiple domains, which enables Prodigy Internet to operate multiple Internet services under different brands on the same system base and an off-site administrator to control enterprise mailboxes.

    Configuration and Provisioning Interfaces. The system supports a standard administrative interface that provides configuration and control of the mail system from external systems or via a hypertext markup language screen. Standard application programming interfaces, interface the system to external databases for user authentication and mailbox provisioning.

    Scaling Ability. The system is designed to scale to millions of mailboxes with an architecture that supports hardware and data redundancy.

Network and Related Infrastructure

  Subscribers access Prodigy's services by connecting to a network with their PCs using local, toll-free or long distance telephone service. The network connects subscribers' PCs to the Internet and to Prodigy's hosting servers. The hosting servers store some of the data accessed during subscriber sessions. Network connections are made through communications hardware, such as telephone lines, routers, switches and modems. These direct data and enable communication among a variety of computer operating systems. The network used for the Prodigy Internet service is built to Internet standards. Prodigy outsources its consumer dialup network functions to Splitrock, Navinet and AT&T.

 Network Architecture

  The network infrastructure used by Prodigy Internet consists of three primary tiers: local phone access sites; a middle tier, which connects local phone access sites to regional hubs; and a backbone tier, which connects the regional hubs to the Internet or Prodigy's data hosting center. The network currently includes over 750 local phone access sites nationwide and has the capability to provide dial-up access, with a local telephone call, to approximately 90% of the households in the United States. Prodigy also offers access to the Splitrock network via an 800 telephone number for $.10 per minute without an additional enrollment charge. Over 750 local phone access sites currently provide 56 kilobits access to Prodigy Internet subscribers having modems of that speed. All of the local phone access sites that provide 56 kilobits access are V.90 supported.

 Data Hosting Center

  Prodigy's data hosting center, located in Yorktown Heights, New York, houses approximately 400 high-capacity servers to store content and other data. The data center contains a mainframe complex that supports business support systems such as subscriber session accounting and reporting and high-capacity servers for customer service support systems and business accounting. Prodigy's data center hosts a variety of applications that are scalable to millions of users. The use of standard interfaces allows integration of products offered by a broad spectrum of vendors, including IBM, Microsoft and Netscape. Supported operating system platforms include UNIX/AIX, Windows(R) NT and OS/390, and installed database products include Oracle and DB2.

  Prodigy has equipped its data hosting center with triple redundant power systems and housed it in a climate and humidity controlled environment. Prodigy has installed both battery and diesel power backup systems to preclude outages. All production host systems have backup processors or are designed to be fault tolerant, and all critical data is backed up to tape daily. Prodigy physically secures facilities and data by incrementally restrictive card key locks. Built-in operating system security features provide logical data security. The facility uses firewall technology to protect critical systems. Prodigy has installed servers that are open directly to the Internet on a separate network. In addition, the facility uses anti-hacking measures.

 Reliability and Availability

  Reliability and availability are key objectives of Prodigy's network and hosting configurations. Prodigy accumulates and analyzes statistics on each access line. Lines exhibiting quality problems are removed from service and referred for repair. When possible, problem lines are immediately replaced with lines from other vendors. In addition, Prodigy has integrated Inverse's IP Insight product into the Prodigy Internet software, allowing Prodigy to gather data on the actual connection experiences of subscribers who have agreed to have their connection experiences measured. Prodigy reports problem sites to the network provider for action.

  At Prodigy's data hosting center, Prodigy operates a 24x7 operations control center. Where feasible, Prodigy distributes the telephone lines among multiple modem subsystems and access servers to provide diversity. The hosting center connects to the backbone via diversely routed, multi-vendor DS3 lines.

Principal Outsourcing Arrangements

 Splitrock

  Prodigy owned and operated its own network in the United States until July 1, 1997. Effective July 1, 1997, Prodigy conveyed its network assets to Splitrock in exchange for Splitrock's agreement to build and operate a network, hire all Prodigy employees engaged in Prodigy's network operations and assume various local phone access site leases and other liabilities. Splitrock is required to provide dial-up network access in all locations in which Prodigy provided dial-up service as of June 30, 1997. Prodigy may require additional sites to be added if it meets designated coverage and usage parameters. Splitrock may also provide access to the network to other customers. Splitrock is required to provide a backbone network based on technology and is required to support transmission via Serial Line Internet Protocol, Point-to-Point Protocol and TCP/IP.

  Splitrock is required to meet specified service levels. Splitrock's failure to meet the specified service level objectives will result in financial penalties. If Splitrock fails to meet specified service levels for an extended period, Prodigy may terminate the agreement. In addition, if there is a system-wide failure, Prodigy will have the right to terminate the agreement or assume responsibility for operating the network at Splitrock's expense.

  Splitrock charges Prodigy a monthly fee per subscriber for usage by Prodigy's subscribers. If the average hourly usage by Prodigy's subscribers in any month exceeds a set threshold, Prodigy must pay Splitrock an additional amount per hour in excess of the threshold. The agreement includes minimum monthly charges. Prodigy may terminate the agreement at any time upon payment of an early termination charge.

  The agreement, as amended, will expire on December 31, 2001 and is subject to automatic renewal for successive one-year terms unless terminated by either party on 12 months' notice. Until termination of the agreement, Prodigy has agreed that Splitrock will be Prodigy's primary provider of network services. During this period, Prodigy must give Splitrock advance notice of, and the opportunity to discuss with Prodigy, any forms of service access, other than network access, that Prodigy wishes to pursue in the United States.

 CSG Systems

  Prodigy outsources its customer billing to CSG Systems. CSG Systems is a leading provider of customer care and billing services for telecommunications providers, including many of the largest cable television and direct broadcast satellite providers. Prodigy and CSG Systems have agreed that CSG Systems is Prodigy's exclusive provider of billing services for the Prodigy Internet service, but not for premium or other billing services. CSG Systems charges Prodigy a monthly fee based on the number of subscribers, subject to a minimum charge, and a monthly minimum fee for ongoing development and support. The agreement between Prodigy and CSG Systems expires June 30, 2001.

Competition

  The industry in which Prodigy competes is intensely competitive and includes many significant participants. These participants include:

  .  Internet service providers;

  .  proprietary online service providers;

  .  ultra high-speed service providers;

  .  major international telecommunications companies;

  .  wireless communications companies;

  .  Internet-search services; and

  .  various other telecommunications companies.

  There are more than 5,000 Internet service providers in the United States, most of which operate small, local businesses. Additional regional telephone operating companies, long-distance carriers and cable companies may also enter the market. Internet-search service companies and major telecommunications companies have established various partnering arrangements, which could result in increased competition for Prodigy. Moreover, Prodigy faces competition from companies that provide broadband connections to households, including local and long-distance telephone companies, cable television companies and electric utility companies. Broadband technologies offer significantly faster Internet access than conventional modems, and the above-listed companies could include Internet access in their basic service packages, could offer access for a nominal additional charge or could prevent Prodigy from delivering Internet access through the cable or wire connections that they own. Some competitors, such as NetZero, even offer free Internet access services.

  Among the larger providers of Internet service provider services are EarthLink, which has merged with MindSpring, Microsoft Network, AT&T WorldNet, MCI Internet, IBM Internet Connection, PSINet, GTE Internetworking and Concentric Network Corporation. Microsoft's ownership of the dominant PC operating system and the Microsoft Internet Explorer browser may give Microsoft Network certain competitive advantages, including distribution and marketing synergies. Prodigy also competes with America Online, which offers the America Online and CompuServe proprietary online services over closed networks and Internet access.

  Prodigy believes that the principal competitive factors in the Internet service provider industry are speed and reliability of access, ease of use, brand name recognition, network coverage, customer service and price. Prodigy believes that it competes effectively on the basis of these factors.

Government Regulation

  Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact Prodigy's business. For example, the Federal Communications Commission could begin to regulate the Internet and online services industry, which could result in increased costs for Prodigy.

  The federal Child Online Protection Act, enacted in October 1998, creates criminal penalties for content on the Internet that may be deemed harmful to minors. Prodigy has not changed any of its plans or policies as a result of this statute, and does not believe its current plans or policies violate this statute. In February 1999, a federal judge enjoined this statute. The federal Children's Online Privacy Act, also enacted in October 1998 and effective no earlier than April 2000, will regulate the collection of personal information from children by commercial Web site operators. Prodigy believes its plans and policies will enable it to comply with the statute. There also are laws that make it illegal to traffic in obscene or child pornographic materials, including by a computer.

  In addition, the applicability to Prodigy of existing laws governing issues, such as intellectual property ownership, defamation, access to the Internet for the disabled and personal privacy is uncertain. Courts have indicated that online service providers and Internet service providers could be held responsible for the publication of defamatory material or for failure to prevent the distribution of material that infringes copyrights. Further, the applicability to Prodigy of international laws and regulations governing the Internet is also uncertain.

  Prodigy does not edit or otherwise monitor the content accessed by subscribers to Prodigy Internet. In addition, Prodigy blocks access to news groups that carry child pornography.

  In March 1997, Prodigy entered into a consent order with the Federal Trade Commission, which became effective in March 1998, regarding use of the word "free" and similar words in advertising, disclosure of the financial terms and conditions of services, including method of cancellation, practices with respect to electronic funds transfers and related matters. The consent order has a duration of twenty years and imposes various record keeping requirements. Prodigy believes that it is in compliance with the consent order and that its continuing compliance with the order will not have a negative affect on Prodigy. America Online is subject to a similar consent order that governs its marketing of services under both the American Online and CompuServe brands.

  In connection with the acquisition of BizOnThe.Net from U.S. Republic, Prodigy became subject to an agreement between U.S. Republic and the Federal Trade Commission that became final through a court order in November 1999. The agreement requires full disclosure of "free" trial offers and cancellation obligations, the verification of direct-to-phone-bill orders, clear communication of the submission process and probable placement of customer Web sites on search engines and various record keeping requirements. Prodigy believes that it is in compliance with the agreement and that its continuing compliance will not negatively affect Prodigy's business.

Proprietary Rights

  Prodigy owns a variety of trademarks, including "Prodigy(R)", the Prodigy globe logo, the Prodigy Internet logo, "Prodigy Internet", "Are you a prodigy?", "Prodigy MailLink" and others, many of which are the subject of existing or pending registrations in the United States and various foreign countries. Prodigy also owns other intellectual property rights, including proprietary software used in its business. Prodigy protects its proprietary technology through copyright and trade secrets laws, employee and third-party confidentiality agreements and other methods.

  Prodigy and IBM have licensed each other's entire patent portfolios existing as of June 17, 1996 and all additional patents issued with respect to patent applications filed prior to June 1, 1999. Until June 17, 2001, Prodigy is required to grant IBM most favored nation status with respect to Prodigy's software that it makes generally available to the public, meaning IBM can obtain the software on terms no less favorable than any other company.

Employees

  At December 31, 1999, Prodigy had 445 full-time employees, of whom 83 were in sales and marketing, 166 were in technology and product development, 111 were in customer service, and 85 were in management, finance and administration. As necessary, Prodigy supplements its regular employees with temporary and contract personnel, which totaled 73 persons at December 31, 1999.

  None of Prodigy's employees is represented by a labor union. Prodigy believes that its employee relations are good.

Pending Transactions

 SBC

  Prodigy has a pending transaction with SBC Communications in which, among other things, SBC will acquire an approximate 43% interest in Prodigy and Prodigy will be the exclusive retail Internet service marketed by SBC to consumers and small businesses in the United States. For a more complete understanding of the SBC transaction, you should read the 2000 Proxy Statement.

  On November 22, 1999, Prodigy and SBC Communications announced that they had agreed to establish a strategic relationship in which:


  .  SBC will acquire an approximate 43% indirect interest in Prodigy;

  . Prodigy will be the exclusive retail Internet service marketed by SBC to consumers and small businesses in the United States;

  . SBC will purchase the Prodigy Internet service from Prodigy on wholesale terms and provide it to SBC's approximately 690,000 existing Internet subscribers;

  . SBC has committed to obtain for Prodigy 1,200,000 additional Internet subscribers over a three-year period;

  . Prodigy has agreed to pay SBC a fee of between $40 and $75 for each subscriber obtained by SBC;

  . SBC has agreed to pay Prodigy a penalty if SBC does not obtain 1,200,000 additional Internet subscribers for Prodigy over the three-year period, with the size of the penalty based on the number of subscribers actually obtained by SBC;

  . SBC will have the exclusive right to market its long-distance phone service, local phone service, wireless phone services, paging services and related calling services to Prodigy's subscribers, so long as SBC's service offerings are competitive with service offerings from other providers;

  . SBC will be Prodigy's exclusive network provider so long as SBC offers its network services to Prodigy at the most favorable rates that it offers to other similar purchasers, so long as SBC's terms are competitive with those offered by other providers;

  . SBC will have the exclusive right to provide telecommunications, advertising, telecommunications e-commerce and Internet telephony applications in conjunction with the Prodigy Internet service to Prodigy's subscribers, so long as SBC's terms are competitive with those offered by other providers; and

  . SBC will be the exclusive provider of electronic yellow and white pages and city guides to Prodigy's subscribers.

  SBC's exclusive rights described in the three preceding bullet points will be subject to Prodigy's existing agreements with other providers.

  Following the SBC transaction, Prodigy will continue to provide the Prodigy Internet service to its current subscribers and will continue to offer the Prodigy Internet service through existing and new channels on a nationwide basis.

  As a result of this structure, Prodigy will become a holding company and its principal asset will be its interest in the operating partnership. Upon the liquidation of the operating partnership, the assets contributed by Prodigy and SBC will be distributed to them after payment of the operating partnership's liabilities.

  As part of its strategic relationship with SBC, Prodigy will also amend its certificate of incorporation and by-laws to implement the following corporate governance arrangements:

  .  SBC will have the right to appoint three Prodigy directors;

  . Carso Global Telecom and Telmex, Prodigy's current principal stockholders, will have the right to appoint three Prodigy directors;

  . Prodigy's other three directors will be its chief executive officer and two independent directors;

  . Prodigy's board will establish a new executive steering committee, which must approve all major corporate actions prior to being submitted to the board for consideration; and

  . SBC will have the right to appoint two members of the executive steering committee and Carso Global Telecom and Telmex will have the right to appoint the other two members of the executive steering committee.


  The SBC transaction will be implemented as follows:

  Prodigy and a subsidiary have formed the operating partnership. Prodigy is the sole general partner of the operating partnership. At the closing, Prodigy will contribute substantially all of its assets and liabilities, and transfer its employees, to the operating partnership. At the closing, a subsidiary of SBC will contribute routers, servers and associated hardware used in connection with SBC's consumer and small business Internet operations that are selected by Prodigy and intangible assets consisting primarily of brand assets and subscriber relationships in exchange for a number of units of the operating partnership equal to approximately 43% of the total number of units issued and outstanding immediately following the issuance of units to the SBC subsidiary. After the FlashNet merger, however, SBC will hold approximately 39.4% of these units. Prodigy will retain an approximate 57% interest in the operating partnership.

  At the closing, Prodigy will also issue to the SBC subsidiary one share of Prodigy Class B common stock in consideration of $100. Prodigy Class B common stock will be convertible at any time into Prodigy Class A common stock. When transferred to any person or entity not affiliated with SBC, Class B common stock will automatically convert into Prodigy Class A common stock. SBC will also have the right to exchange its units in the operating partnership for shares of Prodigy Class A common stock. SBC will be permitted to transfer its units to any person as long as the transferee agrees to comply with the operating partnership's limited partnership agreement.

  As a result of the SBC transaction:

  .  Prodigy will be a holding company;

  . Prodigy's sole assets will consist of the approximate 57% interest in the operating partnership and rights under stock-related agreements and plans;

  . Prodigy's sole business will be to act as the general partner of the operating partnership; and

  . Prodigy will become an affiliate of SBC and will become subject to the restrictions imposed on affiliates of Bell operating companies under the federal Communications Act.

  Following the SBC transaction, Prodigy's stockholders will have the following rights:

  Prodigy's stockholders will exchange their Prodigy common stock for Prodigy Class A common stock. Prodigy Class A common stock will be listed on the Nasdaq National Market and will be freely tradeable to the same extent as Prodigy common stock formerly was. Holders of Prodigy Class A common stock will generally have rights identical to holders of Prodigy Class B common stock, except that:

  . each holder of Prodigy Class A common stock will be entitled to one vote per share; and

  . the SBC subsidiary that holds Prodigy Class B common stock will be entitled to one vote for the share of Prodigy Class B common stock held by it and one vote for each unit in the operating partnership not held by Prodigy.

  SBC will have the right to directly elect three of Prodigy's nine directors. Otherwise, holders of Prodigy Class A common stock and Prodigy Class B common stock generally will vote together as a single class on all matters, including the election of the directors who are not elected directly by SBC. SBC, as holder of Prodigy Class B common stock, may approve a merger of the operating partnership into Prodigy by a vote of at least 75% of Prodigy Class B common stock without a vote of the holders of Prodigy Class A common stock.

  Following the SBC transaction, as sole general partner of the operating partnership, Prodigy will have unilateral control over all of the affairs and decision making of the operating partnership. As the sole general partner, Prodigy will be responsible for nearly all operational and administrative decisions of the operating partnership and the day-to-day management of the operating partnership's business. With some exceptions, Prodigy cannot be removed as the sole general partner of the operating partnership and the operating partnership cannot be dissolved without Prodigy's approval.

  Upon issuance of the units and Prodigy Class B common stock to the SBC subsidiary, the number of units owned by Prodigy will equal the number of outstanding shares of Prodigy common stock. After the closing, the number of units owned by Prodigy is intended to be at all times equal to the number of shares of outstanding common stock of Prodigy. The net cash proceeds received by Prodigy from any issuance of shares of common stock, such as from the exercise of options and warrants, will be concurrently transferred to the operating partnership in exchange for units equal in number to the number of shares of Prodigy common stock issued by Prodigy.

  Following the SBC transaction, Prodigy's board of directors will consist of nine members:

  .  three directors elected by SBC;

  .  three directors designated by Carso Global Telecom and Telmex;

  .  Prodigy's chief executive officer; and

  .  two independent directors.

  Following the SBC transaction, Prodigy will establish an executive steering committee of the board of directors. This committee will consist of four members, two of whom will be selected by the directors elected by SBC and two of whom will be selected by the directors designated by Carso Global Telecom and Telmex. The purpose of the committee will be to evaluate all major corporate actions of Prodigy and its subsidiaries, such as mergers, acquisitions, capital expenditures or borrowings in excess of $20,000,000. The executive steering committee must approve major corporate actions before it submits them to the board of directors of Prodigy for approval.

 FlashNet

  On November 5, 1999, Prodigy announced a definitive agreement to acquire FlashNet Communications in a stock-for-stock merger pursuant to which Prodigy will issue 0.35 of a share of Prodigy common stock for each share of FlashNet common stock outstanding immediately prior to the close of the merger. In addition Prodigy will assume all FlashNet stock options and warrants outstanding upon the close of the merger. Prodigy expects to issue approximately 5,000,000 shares of Prodigy common stock in the merger. Upon completion of the merger, FlashNet shareholders will own approximately 7.6% of Prodigy's outstanding common stock. Following completion of the SBC transaction, FlashNet shareholders will own 4.6% of Prodigy and SBC will own approximately 39.4% of Prodigy.

Item 2. Properties

  Prodigy leases 97,000 square feet of office space in White Plains, New York. The lease expires December 31, 2004 and Prodigy has the right to offer to extend the lease on expiration. The current annual base rent is $2,330,000 and Prodigy is required to pay an allocated portion of taxes and operating expenses. Prodigy has established a letter of credit in the initial amount of $3,930,000 to secure the rent payments.

  Prodigy also leases 80,000 square feet in Yorktown Heights. The lease expires February 28, 2001 with two five-year renewal options in Prodigy's favor. The current annual base rent is $764,000 and Prodigy is required to pay associated taxes and operating expenses.

  Prodigy leases approximately 20,000 square feet of office space in Stafford, Texas under a lease expiring on September 14, 2003. The current annual base rent is $69,000.

  Prodigy believes that its existing facilities are adequate for its current needs and that suitable additional space will be available as needed.

Item 3. Legal Proceedings

  In September 1998, Prodigy received a letter from the Office of the Attorney General of New York notifying Prodigy that the Attorneys General of New York and 19 other states were investigating the "advertising and certain other practices" of Prodigy and other unnamed Internet service providers. The letter stated that the inquiry was a follow-up to the settlement between America Online and many states in May 1998 concerning the following issues:

  .disclosures for free offers;

  .representations concerning pricing;

  .disclosures concerning premium areas;

  .disclosures for communications charges;

  .advertising to minors;

  .cancellation procedures; and

  .unauthorized charges to credit cards or bank accounts and changes to the service agreement.

The letter requested that Prodigy voluntarily supply various documents and other information relating to the marketing and provision of its services. Prodigy has submitted all requested materials. Since July 1999, Prodigy has allowed the State of New York to share the documents and information submitted in response to this inquiry with a number of additional states. No legal action has been initiated against Prodigy as a result of the investigation.

  On February 24, 2000, Prodigy was served with a summons and complaint by Carroll Wesley Chance in a class action lawsuit brought against Best Buy, Prodigy and Young America in the State Court of Richmond County, State of Georgia. The case was brought on behalf of the class of similarly situated consumers who purchased a computer at Best Buy, enrolled in the Prodigy Internet service under the rebate program and did not receive a rebate check. The complaint alleges breach of contract, unjust enrichment, conversion and negligence. The plaintiffs seek damages not to exceed $74,900 per member of the class, including actual damages, rebates, interest, punitive damages, court costs and litigation expenses. Given the early stage of this litigation, no prediction as to its outcome can be made.

  On January 10, 2000, Christa Roberts filed a class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against Prodigy, America Online, Circuit City Stores, Fry's Electronic, Microsoft and other unnamed parties. Prodigy has received a copy of the summons and complaint but has not been properly served in the lawsuit. The lawsuit alleges that Prodigy and the other defendants offered rebates to consumers and entered into retail sales contracts with consumers which violated California law and engaged in false advertising. Ms. Roberts is seeking restitution from the defendants of all sums related to this conduct. Given the early stage of this litigation, no prediction as to its outcome can be made.

  On October 2, 1999, Irwin Sales filed a lawsuit against Prodigy in the United States District Court of the Southern District of New York. The lawsuit alleges that Prodigy breached an independent contractor agreement with the plaintiff and engaged in fraud arising out of it. The plaintiff seeks $25,000,000 in damages for the contract claim and $50,000,000 in damages for the fraud claim. On January 5, 2000 Prodigy served its answer. On February 1, 2000, the plaintiff filed an amended complaint, and, on February 25, 2000, Prodigy filed a motion to dismiss the plaintiffs fraud claim. Prodigy believes it has meritorious defenses to the claims and intends to vigorously contest them.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information and Holders

  Prodigy common stock has traded on the Nasdaq National Market under the symbol "PRGY" since February 11, 1999. The table below sets forth, for the periods indicated, the high and low sale prices of Prodigy common stock as reported on the Nasdaq National Market.

                                                                   Prodigy
                                                                Common Stock
                                                              -----------------
                                                                High     Low
                                                              -------- --------
  Quarter ended March 31, 1999............................... $ 50.625 $  20.00
  Quarter ended June 30, 1999................................ $  41.25 $21.0625
  Quarter ended September 30, 1999........................... $ 28.625 $  14.00
  Quarter ended December 31, 1999............................ $35.4375 $  16.00


  As of December 31, 1999, there were 64,502,608 shares of common stock issued and outstanding and held of record by 539 record holders. This number does not include stockholders who hold the stock in "street name" through brokers or nominees.

Dividends

  Prodigy has never declared or paid cash dividends on Prodigy common stock. Prodigy currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Prodigy board of directors after taking into account various factors, including Prodigy's financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

  On October 5, 1999, in partial consideration of our acquisition of the BizOnThe.Net Web hosting business of U.S. Republic Communications, Prodigy issued 2,840,993 shares of our common stock to U.S. Republic, including 727,272 shares held in an escrow account to secure the indemnification obligations of U.S. Republic and its stockholders. The shares issued in the U.S. Republic transaction were offered and sold in reliance upon exemptions set forth in Sections 3(b) and 4(2) of the Securities Act of 1933, or Regulation D promulgated thereunder, relating to sales by an issuer not involving a public offering. No underwriters or placement agents were involved in the foregoing issuance of shares.

Item 6. Selected Financial Data

  The following data contains selected consolidated financial information and other data for Prodigy. The selected consolidated financial data for Prodigy for each of the years 1995-1999 has been derived from Prodigy's annual consolidated financial statements, including the consolidated balance sheets at December 31, 1998 and 1999 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 1999 and accompanying notes appearing elsewhere in this document.

  Please read this information in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data".

  Selected Historical Condensed Consolidated Financial Information of Prodigy (in millions, except number of billable subscribers and per share information)

                                                    Year Ended
                                                   December 31,
                                       -----------------------------------------
                                       1995(1)   1996    1997     1998   1999(2)
                                       -------  ------  -------  ------  -------
Consolidated Statement of Operations
 Data:
Revenues
 Internet and online service
  revenues...........................           $ 90.7  $ 128.3  $128.9   169.8
 Other...............................              8.2      5.9     7.2    19.2
                                       ------   ------  -------  ------  ------
 Total Revenues......................             98.9    134.2   136.1   189.0
Operating costs and expenses
 Costs of revenue....................  $  0.1     66.3     92.0    93.3   102.2
 Sales and marketing.................             20.7     59.6    41.7    58.9
 Product development.................              4.8     11.4    10.9    12.3
 General and administrative..........     3.0     49.8     56.3    44.6    61.7
 Depreciation and amortization.......             12.3     21.4    16.1    21.8
 Amortization of subscriber
  acquisition costs..................                                      20.4
 Acquired incomplete technology......             20.9
 Restructuring and other special
  costs..............................              3.1      9.9
 Write-down of assets held for sale..                       2.4
 Loss on sale of cellular assets.....                       0.8
                                       ------   ------  -------  ------  ------
 Total operating costs and expenses..     3.1    177.9    253.8   206.6   277.3
                                       ------   ------  -------  ------  ------
  Operating loss.....................    (3.1)   (79.0)  (119.6)  (70.5)  (88.3)
(Loss) on equity investment in joint
 venture.............................             (0.5)   (12.1)
Gain on asset sale...................                               5.2
(Write-down) recovery of equity
 investments.........................             (9.1)     0.3
Interest (expense) income, net.......             (2.2)    (1.4)    0.2     2.3
Gain on sale of equity investment....                                       3.3
Gain on settlement of note
 receivable..........................                                       0.5
Gain on settlement of note payable...                                       1.7
                                       ------   ------  -------  ------  ------
  Net Loss...........................  $ (3.1)  $(90.8) $(132.8) $(65.1) $(80.5)
                                       ======   ======  =======  ======  ======
Net loss per common share:
 Basic and diluted...................  $(0.37)  $(8.76) $ (7.66) $(1.60) $(1.34)
                                       ======   ======  =======  ======  ======
Weighted average number of common and
 common equivalent shares
 outstanding:
 Basic and diluted...................     8.4     10.4     17.3    40.7    60.0
                                       ======   ======  =======  ======  ======

                                               Year Ended
                                              December 31,
                              -----------------------------------------------
                              1995(1)(4) 1996(4)   1997     1998     1999(2)
                              ---------- -------  -------  -------  ---------
Other Data:
Prodigy Internet billable
 subscribers at period end...              7,000  221,000  505,000  1,138,000
Prodigy Classic billable
 subscribers at period end...            780,000  392,000  166,000        --
Internet subscribers
 managed.....................                                         364,000
                                -----    -------  -------  -------  ---------
Total managed subscribers at
 period end..................       0    787,000  613,000  671,000  1,502,000
                                =====    =======  =======  =======  =========

Prodigy Internet revenue.....            $   0.1  $  29.5  $  80.7  $   154.2
Prodigy Classic revenue......               90.6     98.8     48.2       15.6
EBITDA (3)...................   $(3.1)     (76.2)  (110.0)   (49.7)     (40.5)

Other Cash Flow Data:
Net cash used in operating
 activities..................    (2.4)     (35.3)  (114.0)   (68.0)     (40.1)
Net cash used in investing
 activities..................    (1.4)     (47.9)   (15.3)     2.6     (212.6)
Net cash provided by
 financing activities........     4.0      104.1    120.4     65.2      276.0

                                                December 31,
                                  -------------------------------------------
                                  1995(1)(4) 1996(4)   1997    1998   1999(2)
                                  ---------- -------  ------  ------  -------
Consolidated Balance Sheet Data:
Working capital .................   $(0.3)   $(54.8)  $(48.5) $(33.6) $(128.1)
Total assets.....................     2.5     126.6     93.5    78.3    346.0
Long-term debt...................     1.6      56.0     10.0     --       1.0
Contingent Convertible Notes
 (included in stockholders'
 equity (deficit))...............     --       30.5     30.5    30.5      --
Stockholders' equity (deficit)...     0.0     (11.5)    17.7    29.8    165.1

--------
(1) International Wireless Incorporated was incorporated in May 1994 to evaluate and develop cellular telephone systems and Internet access and online services in Africa. In June 1996, Prodigy was formed under the name Prodigy, Inc. as a new holding company to acquire Prodigy Services Company and to hold International Wireless and the other communications interests of International Wireless. On June 17, 1996, Prodigy completed the acquisition of Prodigy Services Company. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Prodigy Services Company are included in Prodigy's consolidated results of operations from the date of acquisition. In January 1997, Prodigy sold its cellular telephone assets and operations. Subsequently, Prodigy decided to sell and wind-down its remaining international operations in Africa and China.
(2) On October 5, 1999, Prodigy acquired the BizOnThe.Net Web hosting business of U.S. Republic Communications, Inc., an indirect majority owned subsidiary of VarTec, including the subscribers of the BizOnThe.Net Web hosting business. At the closing, Prodigy repaid a $9 million loan from VarTec to U.S. Republic and issued 2,840,993 shares of Prodigy common stock to U.S. Republic.
    The acquisition of BizOnThe.Net has been accounted for under the purchase method of accounting and, accordingly, the results of operations of BizOnThe.Net are included in Prodigy's consolidated results of operations from the date of acquisition. The cost to acquire BizOnThe.Net was allocated to the assets acquired and liabilities assumed based on their respective fair values with the excess allocated to goodwill. Based on the value of the 2,840,993 shares of common stock currently issued in connection with the BizOnThe.Net acquisition and the $9 million cash used to repay the loan, the total purchase price was approximately $58 million.
(3) Earnings before interest, taxes, depreciation and amortization is a commonly used measure for operating performance of Internet service providers, and also provides additional information to assist investors in determining Prodigy's liquidity. Earnings before interest, taxes, depreciation and amortization is not an accounting measure under generally accepted accounting principles, is not necessarily indicative of operating income or cash flows from operations as determined under these principles and may not be comparable to similarly titled measures reported by other companies.

(4) Selected Historical Condensed Consolidated Financial Information of Prodigy Services Company
                                 (in millions)

                                                                     Period from
                                                                     January 1,
                                                         Year Ended    1996 to
                                                        December 31,  June 16,
                                                            1995        1996
                                                        ------------ -----------
   Consolidated Statement of Operations Data:
    Online service revenues............................    $230.6      $ 98.2
    Other..............................................      12.8         8.9
                                                           ------      ------
    Total revenues.....................................     243.4       107.1
                                                           ------      ------
    Net loss...........................................    $(34.6)     $(62.9)
                                                           ======      ======

                                                                    December 31,
                                                                        1995
                                                                    ------------
   Consolidated Balance Sheet Data:
    Working capital (deficit)......................................    $(36.4)
    Total assets...................................................      84.7
    Long-term debt.................................................      16.4
    Partners' capital (deficit)....................................       9.8

Supplementary Financial Data (Unaudited)

  The following table sets forth unaudited consolidated quarterly statement of operations data for each of the four quarters during the years ended December 31, 1998 and 1999. In the opinion of management, this information has been prepared substantially on the same basis as the audited financial statements appearing elsewhere in this report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The quarterly data should be read in conjunction with the audited consolidated financial statements of Prodigy and the notes thereto appearing elsewhere in this report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                             1998                                              1999
                        ------------------------------------------------  ------------------------------------------------
Quarter Ended            March 31    June 30    September 30 December 31   March 31    June 30    September 30 December 31

Total revenues........  $   33,387  $   33,923   $   34,158  $   34,672   $   35,926  $   37,090   $   48,899  $   67,123
                        ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------
Operating Costs and
 Expenses:
Cost of Revenue.......      25,078      23,533       22,202      22,542       21,846      22,105       27,743      30,505
Sales and marketing...       6,958       8,411       10,435      15,874       12,412      11,100       13,446      21,896
Product Development...       2,792       2,339        2,539       3,210        3,450       3,405        2,761       2,725
General and
 Administrative.......      11,285      11,088       11,075      11,192       12,653      12,861       16,827      19,311
Depreciation and
 amortization.........       4,098       3,973        3,861       4,140        4,073       4,208        4,196       9,315
Amortization of
 subscriber
 acquisition cost.....                                                                                  8,604      11,844
                        ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------
Total operating costs
 and expenses.........      50,211      49,344       50,112      56,958       54,434      53,679       73,577      95,596
                        ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------
Operating Loss........     (16,824)    (15,421)     (15,954)    (22,286)     (18,508)    (16,589)     (24,678)    (28,473)
Interest
 income/(expense),
 net..................        (215)       (113)        (135)        689        1,064       1,842        1,127      (1,771)
Gain on sale of equity
 investment...........                                  385                                3,319                      500
Gain of settlement of
 note payable.........                                                         1,714
Gain on asset sale....         400
Other.................                                            4,391                       44          (59)        (20)
                        ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------
Net loss..............  $  (16,639) $  (15,534)  $  (15,704) $  (17,206)  $  (15,730) $  (11,384)  $  (23,610) $  (29,764)
                        ==========  ==========   ==========  ==========   ==========  ==========   ==========  ==========
Basic and diluted net
 loss per share.......  $    (0.49) $    (0.40)  $    (0.39) $    (0.38)  $    (0.29) $    (0.19)  $    (0.39) $    (0.46)
                        ==========  ==========   ==========  ==========   ==========  ==========   ==========  ==========
Weighted average
 number of shares
 outstanding..........  33,804,894  38,466,399   40,002,234  45,034,027   53,455,241  61,007,546   61,145,041  64,094,423
                        ==========  ==========   ==========  ==========   ==========  ==========   ==========  ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data."

  Prodigy is a leading national Internet service provider. In October 1996, Prodigy launched Prodigy Internet, an open standards-based Internet access service. Since the autumn of 1997, Prodigy has focused on expanding the Prodigy Internet subscriber base and introducing additional value-added services. Prodigy has also made strategic decisions to outsource its network and use multiple vendors for outsourced customer services functions. As a result of these initiatives, Prodigy has substantially reduced its fixed operating costs and headcount.

  In conjunction with the launch of Prodigy Internet in October 1996, Prodigy began offering a plan allowing subscribers unlimited usage of Prodigy Internet for a flat monthly fee without hourly usage charges. In December 1996, Prodigy introduced a similar plan for Prodigy Classic. Since the introduction of Prodigy's unlimited usage plans, the portion of revenues generated from hourly usage charges has decreased substantially.

  The results of operations of Internet service providers, including those of Prodigy, are significantly affected by subscriber cancellations. Subscriber acquisition expenses and the administrative expenses of enrolling and assisting new subscribers are substantial, and in the past Prodigy typically offered free service for one or two months to new subscribers. In selected distribution channels, Prodigy has replaced free trial programs with prepaid term plans and subscriber contract acquisition programs in order to attract enrollees who are less likely to terminate service.

  Prodigy historically has experienced better retention for subscribers under prepaid term plans than subscribers under month-to-month plans. Under prepaid term plans, subscribers choose to prepay for longer terms at reduced monthly rates. Additionally, under subscriber contract acquisition programs, Prodigy makes payments to computer retailers in return for, among other things, the retailers enrolling a customer onto Prodigy Internet, obtaining a signed contractual commitment from the customer to a term subscription of one, two or three years, and committed marketing of Prodigy Internet by the retailer in connection with the retailers' other product advertisements. Prodigy's recent experience has been that subscribers obtained through subscriber contract acquisition programs have lower rates of cancellation than those obtained through other channels. As a result of these lower rates of cancellation, Prodigy has made the strategic decision to focus its marketing efforts towards these subscriber acquisition programs.

  Prodigy historically has experienced seasonality in its business, with:

  . higher expense during the last and first fiscal quarters, corresponding to the Christmas and post-Christmas selling season; and

  . lower timed usage revenues (revenues from hourly usage charges) during its second and third fiscal quarters resulting from reduced usage of its services during the summer months.

  Prodigy believes that the seasonal reductions in timed usage revenues historically experienced by Prodigy will be mitigated by the movement from timed usage plans to unlimited usage plans as well as growth in Prodigy's subscriber base, although Prodigy expects to continue to have higher expenses during its first and fourth quarters. Due to the seasonality of its business, as well as to other factors, Prodigy experiences quarterly fluctuations in its operating results.

  On October 5, 1999, Prodigy acquired the BizOnThe.Net Web hosting business of U.S. Republic Communications, Inc., an indirect majority owned subsidiary of VarTec, including the subscribers of the BizOnThe.Net Web hosting business. In consideration for BizOnThe.Net, Prodigy repaid a $9 million loan from VarTec to U.S. Republic and issued 2,840,993 shares of Prodigy common stock to U.S. Republic including 727,272 shares held in an escrow account to secure the indemnification obligations of U.S. Republic and its shareholders. Some or all of the escrowed shares will be released to U.S. Republic at various times over the two year period following the closing. In addition to the shares and amounts paid at closing, in 2001 Prodigy may be required to issue up to 727,272 additional shares, contingent on the attainment by the acquired business of set earn-out targets.

  Based on the value of the 2,840,993 shares of common stock currently issued in connection with the BizOnThe.Net acquisition and the $9 million cash used to repay the loan, the total purchase price is approximately $58 million. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of $49.6 million has been allocated to goodwill and will be amortized on a straight line basis over three years.

Results of Operations

  Prodigy's total revenues have two components: Internet and online service revenues, consisting of subscription revenues from subscribers to Prodigy Internet and Prodigy Classic, and other revenues, consisting of small business Web hosting fees from Prodigy's ProdigyBiz division, fees from a management contract with Telmex under which Prodigy provides certain management and consulting services to Telmex's Internet subsidiary Prodigy Internet de Telmex, and advertising and transaction fees. Subscription revenues include revenues from hourly usage charges ("timed usage revenues").

  Prodigy defines "billable" subscribers as subscribers who remain enrolled beyond completion of the applicable trial period or who enroll in a money-back guarantee program. Prodigy defines "Internet subscribers managed" to include billable Prodigy Internet subscribers and billable Prodigy Internet de Telmex subscribers but excluding subscribers to the Prodigy Classic service which was discontinued in 1999.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

 Subscribers

  The number of Prodigy Internet billable subscribers increased 633,000, or 125%, from 505,000 billable subscribers at December 31, 1998 to 1,138,000 at December 31, 1999. Prodigy Classic subscribers decreased from 166,000 at December 31, 1998 to 70,000 on October 1, 1999, the date Prodigy Classic was discontinued, and zero thereafter. Total Internet subscribers managed increased by 997,000, or 197%, from 505,000 at December 31, 1998 to 1,502,000 at December
31, 1999. Billable subscribers of Prodigy Internet de Telmex accounted for approximately 364,000 of the number of Internet subscribers managed at December 31, 1999.

 Internet revenues

  Subscription revenues from Prodigy Internet increased $73.5 million, or 91%, from $80.7 million in 1998 to $154.2 million in 1999 due to the increase in billable subscribers discussed above. Subscription revenues from Prodigy Classic decreased $32.6 million, or 68%, from $48.2 million in 1998 to $15.6 million in 1999 due to the discontinuation of service as of October 1999. Timed usage revenues decreased $2.7 million, or 64%, from $4.2 million in 1998 to $1.5 million in 1999. The decrease in timed usage revenues was primarily attributable to the decrease in Prodigy Classic subscribers during 1999.

 Other revenues

  Other revenues increased by $12.0 million, or 166%, from $7.2 million in 1998 to $19.2 million in 1999. The increase in other revenues consisted of $6.8 million in management fees relating to Prodigy's January 1999 agreement with Telmex to manage the Prodigy Internet de Telmex Internet subscribers, $3.0 million from Prodigy's Web hosting business including revenues from BizOnThe.Net, which was acquired in October 1999, $5.4 million attributable to transition services revenue related to Prodigy's July 1999 acquisition of Internet subscribers of Cable & Wireless USA, Inc., and a $1.0 million increase in advertising display revenues primarily due to Prodigy's successful program of re-establishing control over advertising content displayed on Prodigy Internet's home page. These increases were offset, in part, by a decrease of $4.4 million from Prodigy's African Internet operations that were sold in October 1998.

 Cost of revenues

  Cost of revenues includes network and content expenses. Network expense includes costs associated with Prodigy's hosting operations center in Yorktown, New York as well as the costs of outsourced network provider services. Content expenses consist of the costs of developing, or obtaining from third parties, content for inclusion in Prodigy's service offerings. Cost of revenues increased $8.8 million, or 9%, from $93.4 million in 1998 to $102.2 million in 1999 primarily related to increased network charges incurred by Prodigy in 1999. Network usage increased 65% in 1999 compared to 1998 primarily due to the shift of the subscriber base from timed usage to unlimited usage plans which result in higher hourly usage. However, network expense increased only 11% or $10.3 due to a monthly "cap" (based on average hourly usage by subscribers) contained in the network agreement between Prodigy and Splitrock. The increase in network charges was offset, in part, by a decrease of $1.5 million, or 40%, in content expense attributable to the discontinuation of the Prodigy Classic service.

 Sales and marketing

  Sales and marketing expense includes the costs to acquire and retain subscribers, advertising and other general sales and marketing costs. Sales and marketing expense increased $17.2 million, or 41%, from $41.7 million in 1998 to $58.9 million in 1999 . The increase in marketing costs was primarily attributable to an increase of $5.6 million in production, media and other costs associated with Prodigy's "There is a Choice" and "Are you a Prodigy?" advertising campaigns that appeared during 1999. In early 1998, Prodigy postponed certain of its marketing programs in response to network performance issues encountered during the transition period accompanying the initial rollout of the Splitrock network. Additionally, Prodigy spent $4.4 million in establishing Prodigy's Business Solutions division and marketing its product offerings and $1.4 million in marketing Prodigy's Hispanic Internet offering. Sales and marketing expense also reflects increased bad debt provisions of $2.8 million in connection with the pending recovery of defaulted subscriber contracts.

 Product development

  Product development expense includes research and development costs and other product development costs. Product development expense increased $1.4 million, or 13%, from $10.9 million in 1998 to $12.3 million in 1999. Product development activities in 1999 centered on implementing the billing, provisioning and customer service infrastructure to support Prodigy's small business Web hosting business, improving the system infrastructure supporting the Prodigy Internet de Telmex subscriber base, including Year 2000 remediation efforts, developing a new home page for Prodigy Internet and developing future Prodigy Internet product offerings and service enhancements.

 General and administrative

  General and administrative expense increased $17.1 million, or 38%, from $44.6 million in 1998 to $61.7 million in 1999. The increase was primarily attributable to substantially higher customer service charges incurred in connection with the 125% increase of billable Prodigy Internet subscribers achieved in the year, especially the heavy volume of enrollments emanating from the contract subscriber acquisition program during the second half of 1999. This increase primarily reflected a $10.2 million increase in customer service charges, a $2.7 million increase in 800 number charges, and a $2.1 million increase in billing and credit card interchange fees. General and administrative expense also increased in 1999 due to increased charges for accounting and legal fees, recruiting, office temporary workers and compensation expense resulting from the issuance of stock options priced below market.

 Depreciation and amortization

  Depreciation and amortization expense increased $5.7 million, or 35%, from $16.1 million in 1998 to $21.8 million in 1999. The increase was primarily due to $4.0 million of goodwill, tradename and other intangibles' amortization incurred in connection with the BizOnThe.Net acquisition. In addition, the 1999 period reflects depreciation attributable to a new accounting system as well as subscriber management software implemented during 1999.

 Amortization of subscriber acquisition costs

  During 1999 Prodigy entered into agreements with several national retailers of personal computers for the purpose of stimulating Prodigy Internet enrollments. Under these agreements Prodigy made payments to the retailers in exchange for the retailers enrolling a customer onto Prodigy Internet, obtaining a signed contractual commitment from the customer to a term subscription of one, two or three years, and committed marketing of Prodigy Internet by the retailer in connection with the retailers' other product advertisements. These payments amounted to $100, $250, or $400, respectively, for a term subscription of one, two or three years at Prodigy's standard monthly rates. Prodigy has accounted for these payments, and the purchase price paid for the acquired Cable & Wireless subscribers that migrated to Prodigy Internet, as subscriber acquisition costs and amortizes these costs over the term of the underlying subscriber contract or 36 months, respectively.

  During 1999, Prodigy incurred amortization of subscriber acquisition costs of $20.4 million consisting of $15.6 million related to the subscriber acquisition contracts and $4.8 million related to the acquired Cable & Wireless subscribers.

 Interest and other income

  Interest income, increased $3.6 million, from $1.5 million in 1998 to $5.1 million in 1999. The increase is primarily due to the investment of the cash proceeds of Prodigy's initial public offering in February 1999 in short-term money market instruments. These increases were offset by interest expense of $2.9 million incurred to service notes payable during 1999.

  During the year ended December 31, 1999, Prodigy recognized a gain of $3.3 million upon the sale of an equity investment. In addition, Prodigy recognized a gain of $1.7 million when it paid $.75 million in full settlement of a promissory note in the principal amount of $2.0 million plus all accrued interest.

 Income Taxes

  Prodigy has evaluated the positive and negative evidence bearing on the realizability of its deferred tax assets, which are comprised principally of net operating loss carry forwards. Under the applicable accounting standards, Prodigy has considered its history of losses and concluded that it is more likely than not that Prodigy will not realize these favorable tax attributes. Accordingly, the related deferred tax assets have been fully reserved.

  As a result of the foregoing factors, Prodigy's operating loss increased $17.8 million, or 25%, from $70.5 million in 1998 to $88.2 million in 1999 and its net loss increased $15.4 million, or 24%, from $65.1 million in 1998 to $80.5 million in 1999.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

 Revenue

  Subscription revenues from Prodigy Internet increased $51.2 million, or 174%, from $29.5 million in 1997 to $80.7 million in 1998. The number of Prodigy Internet billable subscribers increased 284,000, or 129%, from 221,000 at December 31, 1997 to 505,000 billable subscribers at December 31, 1998, representing 36% and 75% of total billable subscribers at December 31, 1997 and December 31, 1998, respectively, Prodigy Internet subscribers accounted for 44% and 80% of total network usage during 1997 and 1998, respectively. Subscription revenues from Prodigy Classic decreased $50.6 million, or 51%, from $98.8 million in 1997 to $48.2 million in 1998 as the number of Prodigy Classic billable subscribers decreased from 392,000 at December 31, 1997 to 166,000 at December 31, 1998. Total billable subscribers increased by 58,000, or 9% from 613,000 at December 31, 1997 to 671,000 at December 31, 1998. Time usage revenues decreased $7.8 million, or 65%, from $12.0 million in 1997 to $4.2 million in 1998. The decrease in revenues attributable to decreases in the total number of billable subscribers and in timed usage revenues associated with Prodigy Classic was offset, in part, by an increase in average revenue per billable subscriber primarily due to the higher-priced plans for unlimited usage associated with Prodigy Internet. Other revenues increased by $1.3 million, or 22%, from $5.9 million in 1997 to $7.2 million in 1998 primarily due to increased sales by Prodigy's African Internet operations which were sold on October 1, 1998. For the years 1997 and 1998, the other revenues derived from Prodigy's former international operations consisted primarily of fees for Internet access and online services provided primarily to businesses in Africa and China. As a result of the foregoing factors, total revenues increased by $1.9 million from $134.2 million in 1997 to $136.1 million in 1998.

 Cost of Revenues

  Cost of revenues increased from $92.0 million in 1997 to $93.4 million in 1998. This increase was primarily attributable to increased network charges incurred by Prodigy in 1998. Network usage increased 74% in 1998 compared to 1997 primarily due to the shift of the subscriber base from timed usage to unlimited usage plans, but network charges increased only 40% because of a monthly cap, based on average hourly usage by subscribers, contained in the network agreement between Prodigy and Splitrock. This increase was offset in part by a reduction in content expense, which declined as a result of the renegotiation and/or termination of content contracts associated with Prodigy Classic and Prodigy's content outsourcing agreement with Excite.

 Sales and Marketing

  Sales and marketing expense decreased from $59.6 million in 1997 to $41.7 million in 1998, a decrease of $17.9 million, or 30%. The 1997 period reflected spending related to the launch of Prodigy Internet in October 1996 which continued through the post-Christmas selling season. In addition, in early 1998, Prodigy temporarily deferred sales and marketing programs in response to network performance issues encountered during the transition period accompanying the initial roll-out of the new Splitrock network.

 Product Development

  Product development expense decreased from $11.4 million in 1997 to $10.9 million in 1998, a decrease of $.5 million, or 4%. During 1997, product development efforts were primarily focused on stabilization and enhancement of Prodigy Internet and on migration of Prodigy Classic content to the Prodigy Internet platform. As a result of the completion of these activities in 1997, product development activities and spending were subsequently reduced. In 1998, product development activities centered on integration and stabilization of the Splitrock network, transition to the co-branded Prodigy/Excite content platform for Prodigy Internet, and development of commercial application and value-added services.

 General and Administrative

  General and administrative expense decreased from $56.3 million to 1997 to $44.6 million in 1998, a decrease of $11.7 million, or 21%. The decrease in general and administrative expense was attributable to significantly lower personnel costs resulting from a decrease in average headcount and lower incentive compensation expense combined with lower occupancy expense due to the relocation to a new headquarters facility in White Plains, New York as of January 1, 1998. As a result of the grant of employee stock options with exercise prices deemed to be below fair market value, Prodigy recorded compensation expense of $.7 million in 1998.

 Depreciation and Amortization

  Depreciation and amortization expense decreased $5.3 million, or 25%, from $21.4 million in 1997 to $16.1 million in 1998. During the second half of 1997, Prodigy entered into a third party network agreement realizing the cash benefits of reduced capital expenditures for telecommunications equipment. Moreover, during 1997 the remaining Prodigy Internet capitalized product development costs were amortized whereas 1998 was a year of product stabilization and integration into the new network.

 Interest and other income

  Interest income/expense, net improved from an expense of $1.3 million in 1997 to income of $.2 million in 1998. This improvement was due to higher cash balances and reduced levels of borrowing during 1998.

  In 1997, Prodigy recorded a loss of $12.1 million on an equity investment in a joint venture, restructuring and other special costs of $9.9 million, a $2.4 million write-down of its investment in its African Internet operations to the net realizable value, and an $.8 million loss on the sale of its African cellular telephone operations. In 1998, Prodigy recognized a gain of $2.9 million from the sale of its African Internet operations and a gain of $2.3 million from the sale of internally developed customer service and content applications.

  As a result of the foregoing factors, Prodigy's operating loss decreased from $119.6 million in 1997 to $70.5 million in 1998. Its net loss decreased from $132.8 million in 1997 to $65.1 million in 1998.

Restructuring Charges

  In response to changes in its business environment, and to decrease cash outflows and more efficiently manage its business, Prodigy has incurred restructuring and other special costs. The table below presents restructuring and other special costs incurred and/or expended by Prodigy from January 1, 1997 through December 31, 1999:

                                                   Year Ended December 31,
                                                   --------------------------
                                                     1997     1998     1999
                                                   --------  -------  -------
                                                        (in millions)
Accrued Restructuring Costs beginning of
 period: ......................................... $   11.5  $   7.9  $   4.7
                                                   --------  -------  -------
Restructuring Accrual:
Network termination costs (A).....................      4.7      --       --
Reductions-in-force (B)...........................      2.9      --       --
Content production (C)............................      0.6      --       --
Facility closing (D)..............................      1.6      --       --
Headquarters lease termination....................      --       --       --
Idle leased space at former headquarters'
 location.........................................      --       --       --
                                                   --------  -------  -------
Subtotal, period accruals.........................      9.8      --       --
                                                   --------  -------  -------
Restructuring expenditures:
Network termination costs.........................      --      (0.8)    (0.1)
Reductions-in-force...............................     (3.1)    (1.0)     --
Content production................................      --      (0.6)     --
Facility closing..................................      --      (0.8)    (0.8)
Headquarters lease termination....................     (7.8)     --       --
Idle leased space at former headquarters'
 location.........................................     (2.5)     --       --
                                                   --------  -------  -------
Subtotal, period expenditures.....................    (13.4)    (3.2)    (0.9)
                                                   --------  -------  -------
Accrued restructuring costs at period end......... $    7.9  $   4.7  $   3.8
                                                   ========  =======  =======

--------
(A) In connection with the sale of its network, Prodigy incurred liabilities related primarily to early termination payments and other contractual obligations for certain non-cancelable network related agreements. Prodigy expects to use this reserve in full during the year ending December 31, 2001

(B) In 1997, Prodigy implemented a restructuring plan to reduce costs through job elimination and, as a result, recorded a charge of $2.9 million. Approximately 80 employees throughout Prodigy were terminated. The entire reserve was used in 1997 and 1998 to make severance payments to employees identified as part of the original plan.
(C) Prodigy decided to discontinue the production of its own content and, as a result, recorded a charge of $.6 million to account for the employee termination costs and the costs to settle content related contractual obligations. Approximately 25 employees were terminated. The entire reserve was used in 1997 and 1998 to make severance payments to employees identified as part of the original plan.
(D) Prodigy's Medford, Massachusetts facility has been closed and a charge of $1.6 million recorded in 1997 to account for the costs of employee terminations and lease cancellation. This reserve was fully utilized at December 31, 1999.

Former International Operations

  The historical results discussed above include the operating results of Prodigy's Africa and China operations, which began in late-1995 and mid-1996, respectively. The revenue and net loss from Prodigy's Africa and China operations were as follows:

                                                     Year Ended December 31,
                                                     --------------------------
                                                      1997      1998     1999
                                                     --------  -------- -------
                                                          (in millions)
  Revenue........................................... $    3.2  $    4.4     --
  Net loss..........................................     (8.5)      0.2     --

  Prodigy sold its African cellular telephone operations in January 1997, determined to terminate its Chinese operations in December 1997, terminated its Chinese operations in March 1998 and sold its African Internet operations in October 1998. In 1997, the Prodigy recorded a $0.8 million loss on the sale of its African cellular telephone operations and a $2.4 million write-down of its investment in its African Internet operations to the estimated net realizable value.

Liquidity and Capital Resources

  Since formation, Prodigy has relied on private sales of equity securities (totaling $294.1 million through December 31, 1999), borrowings and its initial public offering in February 1999 with net proceeds of $157.2 million to fund its operations. Prodigy has incurred significant losses since inception and, at December 31, 1999, had an accumulated deficit of $373.3 million and a working capital deficit of $128.1 million comprised of current liabilities of $179.9 million offset by current assets of $51.8 million. For the years ended
December 31, 1997, 1998 and 1999, Prodigy incurred negative cash flow from operations of $114.0 million, $68.0 million and $40.1 million, respectively.

  The decrease in cash used in operating activities from 1997 to 1998 resulted from decreased net losses partially offset by the timing of payable settlements. The increase in cash used in operating activities from 1998 to 1999 resulted from timing of payable settlements and increased amortization expense which offset the increased net losses.

  Net cash from investing activities increased to $2.6 million provided from investing activities in 1998 from $15.3 million used in 1997 due to the cash proceeds of $5.2 million from the sale of assets and equity investments combined with decreased capital expenditures. Net cash from investing activities decreased in 1999 to $212.6 million used in investing activities due to cash payments related to the acquisition of BizOnThe.Net, the acquisition of subscribers from Cable & Wireless USA, subscriber contract acquisition programs and increased capital expenditures.

  In May 1999, Prodigy entered into an agreement with Cable & Wireless USA, Inc. to purchase the dial-up Internet access subscriber base of that entity for a purchase price of approximately $41.6 million in cash as determined by the number of qualified Cable & Wireless subscribers who transitioned to Prodigy Internet.

  Commencing in July 1999 through the end of the year Prodigy paid approximately $154.6 million in consideration for subscribers obtained through its subscriber contract acquisition programs. At December 31, 1999, Prodigy had capitalized related subscriber contract acquisition costs of $161.7 million and had recognized amortization expense of $15.6 million. Prodigy has $7.1 million accrued related to these programs as of December 31, 1999. In February 2000, Prodigy entered into a similar program with another retailer. Total amounts to be paid under this program will depend on the number of subscriber contracts received and could be material.

  Prodigy's capital expenditures for the year ended December 31, 1999 were $11.3 million, primarily for the purchase of data processing equipment, compared to capital expenditures of $2.6 million in 1998. Prodigy anticipates that its capital expenditures will be approximately $25 million in 2000.

  Net cash from financing activities in 1998 and 1999 and future financing requirements are discussed in the following paragraphs.

  To fund operations, Prodigy borrowed $16.4 million from Banco Inbursa, S.A., an affiliate of Carso Global Telecom, in February 1998 and $5.7 million from Banco Inbursa in July 1998. The Banco Inbursa loans bore 9% interest and were due December 31, 1999. In July 1998, Prodigy borrowed $30.0 million from Bank of America National Trust and Savings Association and used the proceeds to repay $30.0 million of the $32.1 million then owed to Banco Inbursa. The Bank of America loan bore 6.5% interest, was guaranteed by Carso Global Telecom and was due August 14, 1998. The Bank of America loan was repaid with interest with a portion of the proceeds from the sales of common stock described below.

  In August 1998, Telmex purchased 6,125,000 shares of common stock from Prodigy for gross proceeds of $49.0 million, and in July 1998 Carso Global Telecom purchased 1,375,000 shares of common stock from Prodigy for gross proceeds of $11.0 million. Prodigy used a portion of the proceeds to repay amounts owed to Banco Inbursa and Bank of America in the aggregate amount of $32.1 million.

  In August 1998, Prodigy obtained a $35.6 million line of credit commitment from Carso Global Telecom. This credit facility, originally due to expire on December 31, 1999, was cancelled in August 1999 when it was replaced by the larger credit facility described below.

  In February 1999, Prodigy sold 11,200,000 shares of common stock in its initial public offering, including 2,000,000 shares of common stock sold to Telmex, for aggregate net proceeds of $157.2 million.

  In August 1999, Prodigy obtained a $130 million revolving line of credit from Carso Global Telecom to fund its subscriber contract acquisition programs during the third and fourth quarter of 1999. The terms of this line of credit allow Prodigy to borrow, repay and reborrow amounts in minimum increments of $1 million. Advances are due 30 days after borrowing, but Prodigy is permitted to rollover advances into new advances at its election. Advances are uncollateralized and, during the third and fourth quarters of 1999 bore interest of 9% and 12%, respectively. During the fourth quarter, Prodigy borrowed the maximum amount permitted under this line of credit. At December 31, 1999, the line of credit had been paid down to $110.2 million. Prodigy repaid $13.8 million of these notes in January 2000 and the remaining $96.4 million is due on April 7, 2000.

  At December 31, 1999, Prodigy had available cash and cash equivalents of $35.5 million ($10.8 million at February 29, 2000). Prodigy is currently experiencing substantial negative cash flow each month and expects to continue to experience negative cash flows through 2000. Telmex has committed to provide financing of up to $200 million to fund Prodigy's operations through February 2001. Management believes that this additional funding will be sufficient to enable Prodigy to meet its planned expenditures through at least December 31, 2000.

  Prodigy's future financing requirements will depend on a number of factors, including Prodigy's operating performance and increases in operating expenses associated with growth in Prodigy's business. Based upon its current operating plan, Prodigy believes that it will require significant external financing in order to continue to expand its consumer business. Prodigy is considering a number of alternatives to raise additional financing, including public or private equity or debt financing, bank loans, strategic partner and joint venture arrangements, vendor financing, leasing arrangements or a combination of these sources. There can be no assurance that Prodigy will be able to obtain sufficient financing on acceptable terms.

Recently Issued Accounting Pronouncements

  In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges." In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Prodigy has concluded that these SABs do not have a material impact on its financial position or its results of operations.

Certain Factors That May Affect Future Operating Results

  This report on Form 10-K contains "forward-looking statements" relating to, without limitation, future economic performance, plans and projections of revenue and other financial items, that are based on the beliefs of, assumptions made by and information currently available to Prodigy. The words "expect", "estimate", "anticipate", "believe", "intend", "plan" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this "Certain Factors That May Affect Future Operating Results" section and elsewhere in this report on Form 10-K identify important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements.

 Prodigy has incurred significant losses and may incur losses in the future. If Prodigy does not achieve and sustain profitability, Prodigy's financial condition and stock price could decline.

  Since inception, Prodigy has incurred significant losses. Prodigy cannot assure that it will achieve or sustain profitability. The following table shows Prodigy's revenues and net losses during the three years ended December 31, 1997, 1998 and 1999:

                                            Year Ended December 31,
                                ------------------------------------------------
                                     1997           1998           1999
                                -------------- -------------- --------------
     Revenues.................  $134.2 million $136.1 million $189.0 million
     Net losses...............  $132.8 million $ 65.1 million $ 80.5 million

  At December 31, 1999, Prodigy had:

  .  an accumulated deficit of $373.3 million;

  .  a working capital deficit of $128.1 million;

  .  current liabilities of $179.9 million; and

  .  current assets of $51.8 million.

  Since formation, Prodigy has not generated positive cash flow from operations and has relied on private and public sales of equity securities and borrowings to fund its operations. The following table shows Prodigy's negative cash flows from operations during the last three years.

                                              Year Ended December 31,
                                     ------------------------------------------
                                          1997          1998          1999
                                     -------------- ------------- -------------
    Negative cash flows from
     operations..................... $114.0 million $68.0 million $40.1 million

  Prior to its acquisition by Prodigy on June 17, 1996, Prodigy's predecessor incurred significant net losses and sustained negative cash flow from operations that required continued funding by the predecessor's former owners, IBM and Sears. The funding totaled $1.3 billion as of June 16, 1996.

 Prodigy operates in a highly competitive market and faces significant competition from a variety of current and potential sources. Prodigy may fail to compete effectively in its market.

  Prodigy's industry is intensely competitive and includes many significant participants, including:

  .  Internet service providers;

  .  proprietary online service providers;

  .  major international telecommunications companies;

  .  Internet-search services; and

  .  various other telecommunications companies.

  Prodigy also faces competition from companies that provide broadband service to households, including:

  .  local and long-distance telephone companies;

  .  cable television companies; and

  .  electric utility companies.

  Among the larger Internet service providers that Prodigy competes with are EarthLink, which has merged with MindSpring, Microsoft Network, AT&T WorldNet, MCI Internet, IBM Internet Connection, PSINet, GTE Internetworking, and Concentric Network Corporation. Microsoft's ownership of the dominant PC operating system and the Microsoft Internet Explorer browser may give Microsoft Network competitive advantages, including distribution and marketing synergies. Prodigy also competes with America Online, which offers the America Online and CompuServe proprietary online services over closed networks and Internet access.

  Broadband technologies offer significantly faster Internet access than conventional modems. Broadband companies could include Internet access in their basic service packages, offer access for a nominal additional charge or prevent Prodigy from delivering Internet access through the cable or wire connections that these companies own.

  The federal Telecommunications Act of 1996 contains provisions that remove, or establish procedures for removing, restrictions on regional Bell operating companies and others that may permit them to engage directly in the Internet access business. This act also makes it possible for national long-distance carriers, such as AT&T, to offer local telephone service, which would permit these carriers to offer direct local Internet access. The federal Telecommunications Act and strategic alliances or consolidation among Internet service providers may result in additional competitive pressures.

  Many of Prodigy's current and future competitors have substantially greater financial, marketing and technical resources than Prodigy. Increased competition could also adversely affect Prodigy's ability to develop new service offerings and interfere with Prodigy's efforts to maintain or grow its subscriber base. Prodigy cannot assure it will compete effectively. Increasing competition could have a material adverse effect on Prodigy's future revenues and liquidity.

 Prodigy may be subject to increasing pricing pressures, which could result in lower revenues.

  The introduction of free service and unlimited usage plans and the elimination of most hourly access charges by Internet service providers, as well as increasing competition in Prodigy's industry, have placed pressure on Prodigy's revenues and profit margins. Because of Prodigy's historically low operating margins, any decrease in revenues or increase in marketing expenses would diminish the likelihood of Prodigy becoming profitable.

 Subscriber cancellations are common in Prodigy's industry and may adversely affect future revenues.

  Prodigy's industry is characterized by a high rate of customer turnover. Customer acquisition expenses and the administrative expenses of enrolling and assisting new subscribers are substantial. The failure to attract and retain subscribers to Prodigy's services, or an increase in or a failure to slow the rate of subscriber cancellations, would have a material adverse effect on Prodigy's future revenues.

 Prodigy relies on Splitrock's network. Splitrock's failure to provide network servicer as required could damage Prodigy's business.

  Splitrock operates a telecommunications network to carry Prodigy's subscriber traffic. Prodigy currently is Splitrock's principal customer. The failure by Splitrock for any reason to provide network services as required, or any significant disruption in these services, whether for technical, operational or financial reasons, could adversely affect Prodigy's service quality, reputation and customer base.

 Telecommunications networks are subject to security problems and other network failures. The occurrence of a network problem could damage Prodigy's business.

  Security problems represent an ongoing threat to telecommunications networks. Splitrock's network and Prodigy's data hosting center are potentially vulnerable to computer viruses, break-ins and similar disruptions that could lead to service interruptions. Break-ins could jeopardize the confidentiality of information stored or transmitted by Prodigy's customers. The security measures employed by Splitrock and Prodigy cannot assure complete protection from security problems. The occurrence of these problems may result in claims against Prodigy and could adversely affect it or its ability to attract and retain customers.

  Prodigy's operations are also dependent on the protection of Splitrock's network and its data hosting center against damage from fire, power loss, telecommunications failures and similar events. Technical problems and network failures can occur from time to time in the ordinary course of operating a telecommunications network. Prodigy's host configuration for Prodigy Internet is unique and, for cost reasons, has not been replicated off site. The occurrence of a natural disaster or other unanticipated problems in Splitrock's network or Prodigy's data hosting center, or the failure of telecommunications providers to provide required data communications capacity due to a natural disaster or for any other reason, could cause interruptions in Prodigy's services. These service interruptions could adversely affect Prodigy's competitive position and future revenues.

 Prodigy relies on third-party providers, including local phone companies. The inability or unwillingness of these companies to continue to provide telecommunications, customer service, billing and other services to Prodigy could negatively affect Prodigy's business.

  In addition to its network arrangements with Splitrock, Prodigy has outsourced aspects of its content, customer service and billing functions to several providers. Outsourcing makes Prodigy reliant on third-party providers for critical functions. The failure of these providers to provide services as required, or any significant disruption of or deterioration in services, could require Prodigy to obtain alternative affiliates at a higher cost and result in customer cancellations.

  Prodigy also relies on local telephone and other companies to provide data communications capacity via local telecommunications lines and leased long-distance lines. The federal Telecommunications Act of 1996 is expected to lead to increased competition in the provision of local and other telephone service. However, Prodigy cannot predict the timing or extent of any developments or their effect on pricing or supply. Prodigy's suppliers and telecommunications carriers also sell or lease products and services to its competitors and possibly current or future competitors. Prodigy's suppliers and telecommunications carriers could enter into exclusive arrangements with its competitors or stop selling or leasing their products or services to Prodigy at commercially reasonable prices or at all.

 Two significant shareholders currently control Prodigy. These shareholders can determine the outcome of all matters submitted to shareholders irrespective of the votes of other shareholders.

  If Carso Global Telecom and Telmex act together, they can currently determine the outcome of all matters submitted to a vote of Prodigy shareholders, including the election of all members of Prodigy's board of directors. Accordingly, Carso Global Telecom and Telmex can control the management and affairs of Prodigy. The voting control of Carso Global Telecom and Telmex could be used as a means or have the effect of delaying or preventing a change in control or acquisition of Prodigy.

  Carlos Slim Helu and members of his immediate family beneficially own a majority of the voting equity securities of Carso Global Telecom. Carso Global Telecom may be deemed to control Telmex through the shares of Telmex that it owns directly and indirectly. Mr. Slim is also chairman of the board of Carso Global Telecom and Telmex. Thus, Mr. Slim and members of his immediate family may be deemed to control Carso Global Telecom, Telmex and Prodigy. This common control means that Carso Global Telecom and Telmex acting together can determine the outcome of all matters submitted to a vote of Prodigy's stockholders.

 Carso Global Telecom, Telmex and Prodigy's directors may be subject to conflicts of interest.

  Circumstances may arise in which the interests of Carso Global Telecom or Telmex, as shareholders, could conflict with the interests of the other shareholders of Prodigy. Carso Global Telecom and its affiliates have engaged in numerous transactions with Prodigy in the past that were not necessarily a result of arms'-length negotiations. For example, an affiliate of Carso Global Telecom provides Prodigy with a $130,000,000 revolving line of credit, and Telmex has committed to provide financing of up to $200,000,000 to fund Prodigy's operations through February 2001. Prodigy has outsourced its network operations to Splitrock, a company that is 30% owned by Carso Global Telecom. Carso Global Telecom and its affiliates may engage in additional related-party transactions with Prodigy in the future, and there can be no assurance these transactions will be on arms'-length terms. Samer F. Salameh, Prodigy's chairman of the board and chief executive officer, who formerly served on Splitrock's board of directors, holds stock options to purchase shares of Splitrock common stock. Mr. Salameh also serves as an advisor to the chief executive officer of Telmex. In addition to Mr. Salameh, Alfredo Sanchez, Arturo Elias and James M. Nakfoor, directors of Prodigy, are affiliated with Carso Global Telecom or Telmex, and Allen Craft, an executive officer and director of Prodigy, is employed by SBC. Mr. Salameh is married to Mr. Slim's niece, and Mr. Elias is married to Mr. Slim's daughter.

  The law requires Prodigy's directors to make all decisions in accordance with their fiduciary duties and in the best interests of Prodigy and its shareholders. Messrs. Salameh, Elias, Nakfoor and Sanchez, directors of Prodigy, owe similar duties to the other companies for which they serve as directors or officers or with which they are otherwise affiliated. Due to the nature of the potential conflicts of interest presented on an ongoing basis by these arrangements, and potential future arrangements, Prodigy cannot assure that the directors involved have acted or will act in a manner that takes into account solely the interests of Prodigy and its shareholders.

 Prodigy cannot fund its operations with the cash generated from its business. Additional financing may result in dilution to existing stockholders and additional operating restrictions.

  Prodigy's future financing requirements will depend in part on its operating performance and increases in operating expenses associated with growth in its business. Prodigy is currently experiencing substantial negative cash flow each month and expects to continue to experience negative cash flow through 2000. Prodigy has approximately $10,800,000 of cash available at February 29, 2000. Telmex has committed to provide financing of up to $200,000,000 to fund Prodigy's operations through February 2001. Prodigy is in the process of seeking third party financing of approximately $150,000,000 secured by the future service fees payable by contract subscribers to the Prodigy Internet service. In connection with this financing, Prodigy has requested SBC to guarantee Prodigy's ongoing performance obligations under its customer contracts. Prodigy and SBC are negotiating the terms under which SBC would agree to provide such a guarantee. There can be no assurance that the parties will come to an agreement. Any additional equity financing may cause investors to experience dilution, and any additional debt financing may result in restrictions on Prodigy's operations.

 Enrollments from PC bundling are declining. If future enrollments from PC bundling are not fully replaced by enrollments from contract acquisition programs, Prodigy's financial condition may decline.

  A majority of Prodigy Internet enrollments historically have arisen from bundling arrangements with PC manufacturers. In 1998, 44% of total enrollments to Prodigy Internet were obtained through PC bundling, including 32% from Prodigy's PC bundling relationship with Packard Bell/NEC. In 1999, the percentage of total enrollments to Prodigy Internet obtained through PC bundling declined to 15% but the percentage obtained through contract acquisition programs, in which Prodigy makes payments of up to $400 to major PC retailers who enroll subscribers to term subscriptions of at least one year, increased from zero in 1998 to 34%. Prodigy's contract acquisition program with Best Buy accounted for approximately 33% of total enrollments during 1999. Prodigy's contract acquisition program with Best Buy terminated on November 30, 1999, except in 32 stores where the program is still in effect. Prodigy has other, less significant, contract acquisition programs with other retailers and entered into an additional contract acquisition program in February 2000. Prodigy, however, cannot predict whether future contract acquisition programs will generate as many enrollments as in the past. If Prodigy subscriber base does not continue to increase at a rapid rate, its financial condition may decline.

 If Prodigy does not manage the integration of acquired companies successfully, it may not achieve the desired results of the acquisitions.

  As a part of its business strategy, Prodigy has completed several acquisitions to date and may enter into additional business combinations, acquisitions and strategic relationships. These transactions are typically accompanied by risks similar to those posed by the SBC transaction.

  Prodigy may not succeed in addressing these risks or any other problems encountered in connection with these potential business combinations and acquisitions potentially disrupting Prodigy's business and causing increased losses.

 Risks associated with the pending SBC transaction

  Prodigy and SBC have agreed to establish the strategic relationship described above under the caption "Pending Transactions--SBC" in Item 1 of this report on Form 10-K. Completion of the SBC transaction is not a condition to completion of the FlashNet merger, and the SBC transaction may not be completed. If the SBC transaction is completed:

  . Prodigy's network and operations may be unable to accommodate SBC's Internet subscribers without disruptions in service;

  . Prodigy will be subject to the restrictions imposed on Bell operating company affiliates by the Communications Act;

  . the dilution to existing investors may adversely affect the price of Prodigy's stock;

  . the change in ownership and management structure of Prodigy following the SBC transaction could make it more difficult for Prodigy to attract and retain key personnel and directors; and

  . the price of Prodigy's stock could decline if the effect of the SBC transaction on Prodigy's subscriber base and financial results does not meet the expectations of financial or industry analysts.

 Risks associated with the pending FlashNet transaction

  Prodigy has agreed to enter into a merger with FlashNet Communications described above under the caption "Pending Transactions--FlashNet" in Item 1 of this report on Form 10-K. Completion of the FlashNet merger is not a condition to completion of the SBC transaction, and the FlashNet merger may not be completed. If the FlashNet merger is completed:

  . Prodigy may have difficulty in integrating the operations and personnel of Prodigy and FlashNet;

  . FlashNet customers may terminate service as a result of concerns over the merger;

  . the dilution to existing investors may adversely affect the price of Prodigy's stock; and

  . the price of Prodigy's stock could decline if the perceived benefits of the merger do not meet the expectations of financial or industry analysts.

 Prodigy's expansion strategy depends on its ability to anticipate and adapt to new services and markets.

  Prodigy's business strategy includes the introduction of new services and entry into new markets. Prodigy may be unsuccessful in offering new services and entering new markets as planned. Prodigy's new services may not achieve market acceptance. In particular, Prodigy is:

  .  expanding its Web hosting activities and other Internet-based services;

  . expanding beyond its existing consumer market to include small and medium-sized businesses; and

  . targeting Internet services to Spanish-speaking and Hispanic customers in the United States.

Prodigy historically has focused on the consumer market and has only limited experience in developing and marketing services in these markets.

 Prodigy is subject to seasonality which causes Prodigy's quarterly results to fluctuate. If Prodigy's quarterly results fail to meet the expectations of public market analysts and investors, the market price of Prodigy's stock will decline.

  Although Prodigy's strategy of contracting with third parties to provide services such as network access, billing and customer service enables it to tie many variable costs to variable revenue sources, Prodigy bases its fixed expenses, in part, on its expectations of future revenues. If revenues are below expectations, Prodigy may be unable to reduce fixed costs proportionately, which may adversely effect its operating results.

  Prodigy experiences quarterly fluctuations in its operating results due to many factors, including:

  .  pricing changes;

  .  changes in the level of consumer spending during business cycles;

  .  the timing of introduction of new and enhanced services by Prodigy; and

  .  competitive factors.

  In addition, Prodigy historically has experienced seasonality in its business, with:

  . higher expenses during the last and first fiscal quarters, corresponding to the Christmas and post-Christmas selling season

  . lower timed usage revenues, meaning revenues from hourly usage charges, typically occurring during Prodigy's second and third fiscal quarters resulting from reduced usage of its services during the summer months.

  Accordingly, Prodigy believes that quarter-to-quarter comparisons of operating results may not be meaningful or indicative of future results.

 The failure to protect Prodigy's proprietary technology adequately would adversely affect Prodigy's competitive position.

  Failure to protect Prodigy's proprietary technology could adversely affect its competitive position. Prodigy attempts to protect its proprietary technology through copyright and trade secrets laws, employee and third-party confidentiality agreements and other methods. Prodigy grants customers a license to use its services under agreements that contain terms and conditions prohibiting unauthorized reproduction. Despite these precautions, unauthorized third parties may be able to copy portions of Prodigy's services or reverse engineer or obtain and use information Prodigy regards as proprietary.

 Prodigy's business plan requires it to continue to grow its subscriber base. If Prodigy is unable to manage growth effectively, its business could be harmed.

  Prodigy's ability to exploit the market for its products and services and increase its subscriber base requires an effective planning and management process. Prodigy's ability to plan and manage effectively will require Prodigy to continue to implement and improve its operational, financial and management information systems. Prodigy will also be required to attract and retain skilled managers and other personnel, including its current executive officers. These challenges are exacerbated during periods of rapid growth. For example, as Prodigy increased the number of billable Prodigy Internet subscribers by 87% from June 30, 1999 to December 31, 1999, network performance deteriorated and customer service costs increased. Prodigy anticipates that the network assets and resources to be acquired upon the consummation of the SBC transaction and the FlashNet merger will alleviate the network performance deterioration which has accompanied the increase in Prodigy's subscriber base. The failure to close either the SBC transaction or the FlashNet merger in a timely fashion or at all or the failure to integrate the network assets and resources acquired through the SBC transaction and the FlashNet merger could adversely affect Prodigy's network performance, service quality, reputation and customer base.

 If Prodigy is unable to attract and retain key personnel, its operations could be adversely affected.

  Competition for key personnel is intense, and there can be no assurance that Prodigy will be successful in attracting and retaining necessary personnel. Although Prodigy has entered into non-competition agreements with some executive officers, the agreements may not be enforceable. Prodigy does not maintain insurance on the lives of any of its officers or directors.

 Prodigy may not be able to complete proposed acquisitions, which could adversely affect Prodigy's competitive position.

  Prodigy may be unable to identify, finance and complete acquisitions on acceptable terms. The Internet services industry is highly fragmented, consisting of more than 5,000 Internet service providers in the United States, and is expected to undergo substantial consolidation over the next few years. Prodigy's failure to expand its business through acquisitions may materially adversely affect its competitive position.

 Prodigy depends on the continued use and expansion of the Internet.

  Prodigy's business and revenues depend on the continued use and expansion of the Internet. Only recently has the commercial sector begun significant use of the Internet and, more recently still, have consumers begun using the Internet. Use of the Internet has grown dramatically, but Prodigy cannot assure the continued use and expansion of the Internet as a medium of communications and commerce. A decrease in the demand for Internet services or a reduction in the currently anticipated growth for Internet services could adversely affect Prodigy's future revenues and liquidity.

 Prodigy's attraction and retention of customers depends on its ability to anticipate and adapt to rapidly changing technology.

  Prodigy's industry is characterized by rapid technological change resulting in dynamic customer demands and frequent new product and service introductions. As a result of these technological improvements, markets can change rapidly. Prodigy's future results will depend in part on its ability to make timely and cost-effective enhancements and additions to its services. For example, competitors have introduced, or announced plans to introduce, high-speed Internet access utilizing broadband technology through cable lines, integrated services digital network, or ISDN, telephone service and digital subscriber line, or DSL, telephone service. While Prodigy offers high-speed Internet access through DSL, Prodigy may not have sufficient resources to provide DSL access and to introduce new services that meet customer demands on a timely basis. Prodigy's new service introductions may not achieve market acceptance.

  Prodigy's ability to compete successfully is also dependent on the continued compatibility of its services with the technologies of others. Although Prodigy intends to support emerging standards in the market for Internet access, its products may not conform to new standards in a timely fashion. Services or technologies developed by others could render Prodigy's services or technology noncompetitive or obsolete.

 Changes in government regulation, which are likely in rapidly evolving Internet-related industries, could adversely affect Prodigy's business.

  Internet access and online services are not subject to direct regulation in the United States. Changes in the regulatory environment relating to the telecommunications and media industry could adversely affect Prodigy's business, financial condition, results of operations or prospects. As the law in this area develops, Prodigy's potential liability for information available through its services could require Prodigy to implement measures to reduce its exposure to this liability. Regulation of the Internet and online services industry could result in increased telecommunications costs or competition for participants in the Internet industry, including Prodigy. Prodigy cannot predict whether, or to what extent, any new regulation will occur, or what effect any new regulation would have on it. Due to the increasing use of the Internet, additional laws may be adopted covering issues such as content, user privacy, pricing, libel, intellectual property protection and infringement and technology export and other controls.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

Item 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

  Report of Independent Accountants........................................  42
  Consolidated Balance Sheets at December 31, 1998 and 1999................  43
  Consolidated Statement of Operations for each of the three years in the period ended December 31, 1999..........................................  44
  Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended December 31, 1999.......................  45
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999..........................................  47
  Notes to Consolidated Financial Statements...............................  49

  Financial Statement Schedules:

  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Prodigy Communications Corporation:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Prodigy Communications Corporation and its subsidiaries ("Prodigy") at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Prodigy's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York
March 3, 2000

                       PRODIGY COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (in thousands except share and per share amounts)

                                                             December 31,
                                                          --------------------
                                                            1998       1999
                                                          ---------  ---------
                         ASSETS:
Current assets:
  Cash and cash equivalents.............................. $  12,180  $  35,473
  Trade accounts receivable, net of allowances for
   doubtful accounts of $367 and $3,380 at December 31,
   1998 and 1999, respectively...........................       966     10,314
  Due from affiliate.....................................       --       1,801
  Prepaid expenses.......................................     1,691      2,793
  Other current assets...................................       106      1,437
                                                          ---------  ---------
    Total current assets.................................    14,943     51,818
Restricted cash..........................................     5,420      4,692
Property and equipment, net..............................    12,998     18,201
Other intangibles, net...................................       --       1,748
Tradename, net...........................................    26,579     26,330
Goodwill, net............................................    11,587     55,680
Deferred network costs, net..............................     5,939      3,563
Subscriber acquisition costs, net........................       --     182,838
Other assets.............................................       866      1,118
                                                          ---------  ---------
    Total assets......................................... $  78,332  $ 345,988
                                                          =========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Notes payable.......................................... $   2,000  $ 110,154
  Accounts payable.......................................    10,442     24,351
  Accrued compensation...................................     3,000      3,095
  Accrued restructuring and other special costs..........     4,705      3,849
  Other accrued expenses.................................    18,193     16,847
  Accrued subscriber acquisition costs...................       --       7,144
  Unearned revenue.......................................    10,200     14,062
  Capital lease obligation--short term...................       --         412
                                                          ---------  ---------
    Total current liabilities............................    48,540    179,914
Capital lease obligation--long term......................       --         983
                                                          ---------  ---------
    Total liabilities....................................    48,540    180,897
                                                          ---------  ---------
Commitments and contingencies (Note 14)
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
   authorized; none issued or outstanding................       --         --
  Contingent convertible notes...........................    30,500        --
  Common stock, $.01 par value; 150,000,000 shares
   authorized; 45,034,297 and 64,502,608 shares issued
   and outstanding at December 31, 1998 and 1999,
   respectively..........................................       450        645
  Additional paid-in capital.............................   294,296    539,054
  Accumulated deficit....................................  (292,787)  (373,275)
  Note receivable from stockholder.......................    (2,667)    (1,333)
                                                          ---------  ---------
    Total stockholders' equity...........................    29,792    165,091
                                                          ---------  ---------
    Total liabilities and stockholders' equity........... $  78,332  $ 345,988
                                                          =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except per share amounts)

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    1997       1998      1999
                                                  ---------  --------  --------
Revenues:
  Internet and online service revenues:
    Prodigy Internet............................  $  29,459  $ 80,696  $154,211
    Prodigy Classic.............................     98,793    48,212    15,599
                                                  ---------  --------  --------
                                                    128,252   128,908   169,810
  Other.........................................      5,940     7,232    19,228
                                                  ---------  --------  --------
    Total revenues..............................    134,192   136,140   189,038
                                                  ---------  --------  --------
Operating costs and expenses:
  Costs of revenue..............................     91,998    93,355   102,199
  Sales and marketing...........................     59,624    41,678    58,854
  Product development...........................     11,407    10,880    12,341
  General and administrative....................     56,254    44,640    61,652
  Depreciation and amortization.................     21,444    16,072    21,792
  Amortization of subscriber acquisition costs..        --        --     20,448
  Restructuring and other special costs.........      9,854       --        --
  Write-down of assets held for sale............      2,400       --        --
  Loss on sale of cellular assets...............        848       --        --
                                                  ---------  --------  --------
    Total operating costs and expenses..........    253,829   206,625   277,286
                                                  ---------  --------  --------
Operating loss..................................   (119,637)  (70,485)  (88,248)

  Gain on sale of assets/equity investments.....        250     5,176     3,319
  Gain on settlement of note payable............        --        --      1,714
  Gain on settlement of note receivable.........        --        --        500
  (Loss) on equity investment in joint venture..    (12,101)      --        --
  Interest income...............................        272     1,541     5,121
  Interest expense..............................     (1,559)   (1,315)   (2,859)
  Other.........................................        --        --        (35)
                                                  ---------  --------  --------
    Net loss....................................  $(132,775) $(65,083) $(80,488)
                                                  =========  ========  ========
Basic and diluted loss per share................  $   (7.66) $  (1.60) $  (1.34)
                                                  =========  ========  ========
Weighted average number of common shares
 outstanding used in computing basic and diluted
 net loss per share.............................     17,337    40,746    59,958
                                                  =========  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (in thousands except per share amounts)

                               Contingent  Common Stock   Additional
                               Convertible --------------  Paid-in   Accumulated
                                  Notes    Shares  Amount  Capital     Deficit
                               ----------- ------  ------ ---------- -----------
Balance at December 31,
 1996........................    $30,500   12,310   $123   $ 52,883   $ (94,929)
Issuance of common stock for
 cash........................              14,913    149     71,890
Issuance of common stock on
 conversion of advances from
 stockholders................               8,547     86    102,565
Acquisition and retirement of
 treasury shares.............              (1,966)   (20)    (8,602)
Comprehensive loss:
 Net loss....................                                          (132,775)
 Other comprehensive losses:
 Translation adjustment......
 Comprehensive loss..........
                                 -------   ------   ----   --------   ---------
Balance at December 31,
 1997........................     30,500   33,804    338    218,736    (227,704)
                                 -------   ------   ----   --------   ---------
Issuance of common stock for
 cash........................              11,254    112     74,926
Issuance of common stock on
 conversion of advances from
 stockholders
Options granted below fair
 market value................                                   730
Acquisition and retirement of
 treasury shares.............                 (24)              (96)
Comprehensive loss:
 Net loss....................                                           (65,083)
 Comprehensive loss..........
                                 -------   ------   ----   --------   ---------
Balance at December 31,
 1998........................     30,500   45,034    450    294,296    (292,787)
                                 -------   ------   ----   --------   ---------
Issuance of common stock for
 cash........................              12,373    124    164,409
Issuance of common stock in
 connection with the
 acquisition of
 BizOnThe.Net................               2,841     28     48,411
Convertible securities
 redemption..................    (30,500)   4,255     43     30,457
Options granted below fair
 market value................                                 1,481
Comprehensive loss:
 Net loss....................                                           (80,488)
 Comprehensive loss..........
                                 -------   ------   ----   --------   ---------
Balance at December 31,
 1999........................    $   --    64,503   $645   $539,054   $(373,275)
                                 =======   ======   ====   ========   =========

                       PRODIGY COMMUNICATIONS CORPORATION

                    (in thousands except per share amounts)

                               Accumulated     Note
                                  Other     Receivable
                              Comprehensive    From                Comprehensive
                              (Loss) Profit Stockholder   Total        Loss
                              ------------- ----------- ---------  -------------
Balance at December 31,
 1996.......................      $ (30)                $ (11,453)
Issuance of common stock for
 cash.......................                  $(4,000)     68,039
Issuance of common stock on
 conversion of advances from
 stockholders...............                              102,651
Acquisition and retirement
 of treasury shares.........                               (8,622)
Comprehensive loss:
 Net loss...................                             (132,775)   $(132,775)
 Other comprehensive losses:
 Translation adjustment.....       (159)                     (159)        (159)
                                                                     ---------
 Comprehensive loss.........                                         $(132,934)
                                  -----       -------   ---------    =========
Balance at December 31,
 1997.......................       (189)       (4,000)     17,681
                                  -----       -------   ---------
Issuance of common stock for
 cash.......................                               75,038
Issuance of common stock on
 conversion of advances from
 stockholders...............                    1,333       1,333
Options granted at below
 fair market value..........                                  730
Acquisition and retirement
 of treasury shares.........                                  (96)
Comprehensive loss:
 Net loss...................                              (65,083)   $ (65,083)
 Other comprehensive losses:
 Translation adjustment.....        189                       189          189
                                                                     ---------
 Comprehensive loss.........                                         $ (64,894)
                                  -----       -------   ---------    =========
Balance at December 31,
 1998.......................        --         (2,667)     29,792
                                  -----       -------   ---------
Issuance of common stock for
 cash.......................                    1,334     165,867
Issuance of common stock on
 acquisition of
 BizOnThe.Net...............                               48,439
Convertible securities
 redemption
Options granted below fair
 market value...............                                1,481
Comprehensive loss:
 Net loss...................                              (80,488)   $ (80,488)
                                                                     ---------
 Comprehensive loss.........                                         $ (80,488)
                                  -----       -------   ---------    =========
Balance at December 31,
 1999.......................      $ --        $(1,333)  $ 165,091
                                  =====       =======   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               (in thousands except share and per share amounts)

                                                   Years Ended December 31,
                                                 ------------------------------
                                                   1997       1998      1999
                                                 ---------  --------  ---------
Cash flows from operating activities:
Net loss.......................................  $(132,775) $(65,083) $ (80,488)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Loss on equity investment in joint venture....     12,101       --         --
 Recovery of equity investments................       (250)      --         --
 Write-down of assets held for sale............      2,400       --         --
 Gain on sale of assets........................        --     (5,176)    (3,319)
 Gain on settlement of note payable............        --        --      (1,714)
 Gain on settlement of note receivable.........        --        --        (500)
 Option grants at below fair value.............        --        730      1,481
 Loss on sale of cellular assets...............        848       --         --
 Depreciation and amortization of property and
  equipment....................................     11,997     7,896      8,429
 Amortization of goodwill......................      1,551     1,551      5,505
 Amortization of tradename.....................      3,455     3,667      3,849
 Amortization of other intangibles.............        --        --         152
 Amortization of deferred network asset........      1,335     2,228      2,376
 Amortization of subscriber acquisition costs..        --        --      20,448
 Amortization of deferred software development
  costs........................................      1,159       --         --
 Write-down of deferred software development
  costs to net realizable value................      1,946       --         --
 Provision for doubtful accounts...............       (342)      (49)    (3,200)
 Change in operating assets and liabilities,
  net of effects of acquisitions and disposals:
 Trade accounts receivable.....................      1,935       823     (4,711)
 Due from affiliate............................        --        --      (1,801)
 Prepaid expenses..............................      1,340      (312)    (1,078)
 Other assets..................................     (1,690)    1,320     (1,083)
 Assets held for sale..........................     (5,325)    1,650        --
 Accounts payable and other accrued expenses...    (11,650)  (20,359)    12,997
 Accrued compensation..........................     (1,089)      652         95
 Accrued restructuring and other special
  costs........................................     (2,178)   (3,170)      (856)
 Unearned revenue..............................      1,193     5,648      3,271
                                                 ---------  --------  ---------
  Net cash used in operating activities........   (114,039)  (67,984)   (40,147)
                                                 ---------  --------  ---------
Cash flows from investing activities:
 Acquisition of property and equipment.........     (8,556)   (2,567)    (9,907)
 Acquisition of subscribers....................        --        --    (196,142)
 Acquisition of Web hosting business...........        --        --      (9,829)
 Proceeds from sale of assets/equity
  investments..................................        --      5,176      3,319
 Investment in joint venture...................     (7,006)      --         --
 Increase in other assets......................        308       --         --
                                                 ---------  --------  ---------
  Net cash used in investing activities........    (15,254)    2,609   (212,559)
                                                 ---------  --------  ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock........     68,039    74,942    164,533
 Repayment of notes payable to related
  parties......................................    (46,000)  (32,100)   (19,846)
 Proceeds from notes payable to related
  parties......................................        --     22,100    130,000
 Repayment of borrowings.......................        --    (30,000)      (750)
 Proceeds from borrowings......................    102,651    30,000        --
 Payment of note receivable from stockholder...        --      1,333      1,334
 (Increase)/decrease in restricted cash........     (4,148)   (1,272)       728
 Other.........................................       (161)      189        --
                                                 ---------  --------  ---------
  Net cash provided by financing activities....    120,381    65,192    275,999
                                                 ---------  --------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................     (8,912)     (183)    23,293
                                                 ---------  --------  ---------
Cash and cash equivalents, beginning of
 period........................................     21,275    12,363     12,180
                                                 ---------  --------  ---------
Cash and cash equivalents, end of period.......  $  12,363  $ 12,180  $  35,473
                                                 =========  ========  =========

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


                                                     Years Ended December 31,
                                                    --------------------------
                                                      1997     1998     1999
                                                    --------- ----------------
Supplementary cash flow information:
 Cash paid for interest............................ $   1,177 $ 1,164 $  1,823
Noncash investing and financing activities:
 Conversion of advances from stockholder to common
  stock............................................   102,651     --       --
 Contingent convertible notes and contingent
  warrants issued in exchange for contingent
  convertible note.................................    30,500     --       --
 Conversion of contingent convertible notes into
  common stock.....................................               --   (30,500)
 Sale of network assets in exchange for service
  agreement........................................     9,502     --       --
 Issuance of common stock in connection with
  acquisition of Web hosting business..............       --      --   (48,439)
 Contingent convertible note received as settlement
  for sale of International Wireless cellular
  communications business..........................       --      --      (875)
 Capital lease obligations.........................       --      --     1,395
 Option grants at below fair value.................       --      730    1,481




   The accompanying notes are an integral part of the consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share amounts)

1. Organization and Basis of Presentation

  Prodigy Communications Corporation ("Prodigy") is a leading nationwide Internet Service Provider ("ISP"). Prodigy is controlled by Carso Global Telecom, S.A. de C.V. ("Carso Global Telecom") through a 64.2% direct and indirect majority voting equity interest in Prodigy's common stock. Prodigy was formed in June 1996, under the name Prodigy, Inc., to acquire Prodigy Services Company ("PSC") and to hold International Wireless Incorporated ("IW") and other communications interests. IW was incorporated on May 23, 1994, to develop and operate cellular telephone systems in Africa. IW's other communications interests consisted of Africa Online, Inc., a wholly-owned subsidiary engaged in Internet access and online services in Africa, and an equity investment in a start-up joint venture in China.

  Since the acquisition of PSC, Prodigy has been in the midst of a major transformation, both domestically and internationally. In the United States, Prodigy launched its open standards based Internet access service ("Prodigy Internet") in October 1996. Prodigy's cellular telephone assets and operations were sold in January 1997. In 1997, Prodigy determined that its primary focus would be as an ISP and decided to discontinue the production of its own content for Prodigy Internet. In 1998, Prodigy sold its African operations and negotiated a settlement of its liabilities in connection with the closing of its Asian operations (see Note 5-Dispositions).

  Since formation, Prodigy has relied on private sales of equity securities (totaling $294,100 through December 31, 1999), borrowings and the initial public offering in February 1999 (with net proceeds of $157,200) to fund its operations. Prodigy has incurred significant losses since inception and, at December 31, 1999, had an accumulated deficit of $373,275 and a working capital deficit of $128,096 comprised of current liabilities of $179,914 offset by current assets of $51,818. For the years ended December 31, 1997, 1998 and 1999, Prodigy incurred negative cash flow from operations of $114,039, $67,984 and $40,147, respectively. To the extent Prodigy is unable to fund its current obligations as they become due from its operating cash flows, Carso Global Telecom, through its subsidiary Telmex, has committed to provide additional financing, either through capital and/or debt financing, of up to $200,000 through February, 2001. Management believes that this additional funding will be sufficient to enable Prodigy to meet its planned expenditures through at least December 31, 2000.

2. Acquisitions

 Acquisition of BizOnThe.Net

  On October 5, 1999, Prodigy acquired the BizOnThe.Net Web hosting business of U.S. Republic Communications, Inc. an indirect majority owned subsidiary of VarTec, including the subscribers of the BizOnThe.Net Web hosting business. At the closing, Prodigy repaid a $9,000 loan from VarTec to U.S. Republic and issued 2,840,993 shares of Prodigy common stock to U.S. Republic including 727,272 shares held in an escrow account to secure the indemnification obligations of U.S. Republic and its shareholders. Some or all of the escrowed shares will be released to U.S. Republic at various times over the two year period following the closing. In addition to the shares and amounts paid at closing, in 2001 Prodigy may be required to issue up to 727,272 additional shares, contingent on the attainment by the acquired business of set earn-out targets.

  The acquisition of BizOnThe.Net has been accounted for under the purchase method of accounting and accordingly the cost to acquire BizOnThe.Net was allocated to the assets acquired and liabilities assumed based on their respective fair values with the excess allocated to goodwill. The total purchase price is subject to change based on adjustments related to the closing balance sheet which are expected to be finalized in the second quarter of 2000, and earn-out adjustments and other contractual terms to be finalized over the next two years. Changes in the purchase price based on these adjustments will be recorded as corresponding increases or decreases in goodwill at the time the related items are resolved and are not expected to exceed $10,000. Based on the value of the 2,840,993 shares of common stock currently issued in connection with the BizOnThe.Net acquisition and the $9,000 cash used to repay the loan, the total purchase price is approximately $58,000. The excess of the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed of $49,598 has been allocated to goodwill and will be amortized on a straight-line basis over 3 years.

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


 Pro Forma (Unaudited)

  The unaudited condensed pro forma results of operations presented below assume that the combination occurred at the beginning of each period presented. The pro forma information is not necessarily indicative of the combined results of operations of Prodigy and BizOnThe.Net that would have resulted if the transaction had occurred on the dates indicated and they are not necessarily indicative of the future operating results of the combined company.

                                                          Twelve Months Ended
                                                             December 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
   Revenues.............................................. $ 208,107  $ 143,246
   Net loss.............................................. $ (95,236) $ (91,385)
   Pro forma net loss per common share................... $   (1.53) $   (2.10)

3. Significant Accounting Policies

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of Prodigy and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

 Foreign Currency Translation

  The functional currencies of Prodigy's foreign subsidiaries, which were disposed of in 1998, were the local currencies. Accordingly, assets and liabilities of foreign subsidiaries were translated to U.S. dollars at period-end exchange rates and revenues and expenses were translated using the average rates during the period. The effects of foreign currency translation adjustments have been accumulated and are included as a separate component of stockholders' equity. Foreign currency transaction gains and losses, arising from exchange rate fluctuations on transactions denominated in currencies other than the functional currencies, were immaterial for all periods presented.

 Revenue Recognition

  Internet and on-line service revenues encompass subscription and usage fees and are earned over the period services are provided. Other revenues, consisting principally of subscriber management fees, Web hosting fees and marketing services, are recognized as fees are earned or services are provided. Unearned revenue consists primarily of subscription fees billed in advance.

 Subscriber Acquisition Costs

  Costs of acquisition programs which result in subscriber enrollments without further effort required by Prodigy are capitalized and amortized over the estimated life of the acquired subscriber (See Note 8-Subscriber Acquisition Costs). General marketing costs, as well as all other costs related to the acquisition of subscribers, are expensed as incurred.

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


 Advertising Costs

  Advertising costs are included in marketing expenses and are expensed as incurred.

 Research and Development

  Research and development costs are expensed as incurred.

 Cash and Cash Equivalents

  Prodigy considers all highly liquid investments with original maturities at date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value because of the short maturity of these instruments.

 Restricted Cash

  Restricted cash represents collateral for outstanding letters of credit, the escrow portion of proceeds related to Prodigy's sale of a subsidiary and collateral for a surety bond filed with a state government.

 Property and Equipment

  Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are relieved and any resulting gain or loss is recognized.

 Internal Use Software

  Prodigy capitalizes the cost of acquiring internal use software once the application development stage has begun and ceases to capitalize costs once the software is put into use. Training, maintenance and data conversion costs are expensed as incurred.

 Equipment Under Capital Leases

  Prodigy leases certain computer equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are being depreciated over their related lease terms. Depreciation of assets under capital leases is included in depreciation expense.

 Intangible Assets

  Intangible assets consist principally of tradenames and goodwill. Amortization of these assets is computed on a straight-line basis over estimated useful lives. Tradenames are amortized over a period of 3 to 10 years and goodwill, which represents the excess of the purchase price over the estimated fair values of net assets acquired, is amortized over a period of 3 to 10 years.

 Long-Lived Assets

  Prodigy periodically reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. Prodigy reviews long-lived assets and the related intangible assets for impairment whenever

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

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

 Accounting for Stock-Based Compensation

  Prodigy adopted Statement of Financial Accounting Standards No. 123 (SFAS No.
123), "Accounting for Stock-Based Compensation," in 1996. As permitted by SFAS No. 123, Prodigy has elected to continue to apply the intrinsic value methodology provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," for the grants or awards of equity instruments to employees. In accordance with APB 25 no expense was recorded during 1997. During 1998 and 1999 approximately $730 and $1,481 of compensation expense was recorded. As required by SFAS No. 123, Prodigy has disclosed the pro forma effect on net loss of using a fair value approach to measure compensation for grants or awards of equity instruments (see Note 12-Stock Option and Purchase Plan).

 Net Loss Per Share

  Prodigy computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires Prodigy to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. As Prodigy incurred losses for all periods presented, there is no difference between basic and diluted earnings per share.

 Concentrations of Credit Risk

  Financial instruments which potentially subject Prodigy to concentrations of credit risk consist principally of cash and trade receivables. Concentration of credit risk with respect to cash is limited as Prodigy invests its cash in deposits with several financial institutions. Concentration of credit risk with respect to trade receivables is limited as the outstanding total represents a large number of customers with individually small balances. The Company does not require collateral or other security against trade receivable balances; however, it does maintain reserves for potential credit losses and such losses have been within management's expectations.

 Reclassifications

  Certain amounts from prior periods have been reclassified to conform with the current year presentation.

 Recent Accounting Pronouncements

  In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges." In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 express the views of the SEC staff

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Prodigy has concluded that these SABs do not have a material impact on its financial position or its results of operations.

4. Restructuring and Other Special Costs

  During 1997, in an effort to decrease cash outflows and more efficiently manage its business, Prodigy decided to restructure its operations and outsource its network and content production functions. Prodigy's provisions, expenditures and remaining balances to be paid are detailed below:

                                               Accrued               Accrued               Accrued
                                               Costs at              Costs at              Costs at
                              1997    1997   December 31,   1998   December 31,   1999   December 31,
                              Cost  Payments     1997     Payments     1998     Payments     1999
                             ------ -------- ------------ -------- ------------ -------- ------------
   (A)  Network termination
        costs..............  $4,740             $4,740     $  849     $3,891      $ 42      $3,849
   (B)  Employee
        severance..........   2,900  $1,979        921        921
   (C)  Discontinuance of
        content
        production.........     585                585        585
   (D)  Medford, MA
        Facility Closing...   1,629              1,629        815        814       814
                             ------  ------     ------     ------     ------      ----      ------
                             $9,854  $1,979     $7,875     $3,170     $4,705      $856      $3,849
                             ======  ======     ======     ======     ======      ====      ======

--------
(A) In connection with the sale of its network (see Note 5--Dispositions, Sale of Network), Prodigy incurred liabilities related primarily to early termination payments and other contractual obligations for certain non-cancelable network related agreements. Management expects to use this reserve in full by the year ending December 31, 2001.
(B) Prodigy implemented a restructuring plan to reduce costs through job elimination and as a result recorded a charge of $2,900. Approximately 80 employees throughout Prodigy were terminated. The entire reserve was used in 1997 and 1998 to make severance payments to employees identified as part of the original plan.
(C) Prodigy decided to discontinue the production of its own content and as a result recorded a charge of $585 to account for the employee termination costs and the costs to settle content related contractual obligations. Approximately 25 employees were terminated. The entire reserve was used in 1997 and 1998 to make severance payments to employees identified as part of the original plan.
(D) Prodigy's Medford, Massachusetts location has been closed and a charge of $1,629 was recorded to account for the costs of employee terminations and lease cancellation. The entire reserve has been utilized by December 31, 1999. The terminated employees were involved with Prodigy's international operations and/or former headquarters management. Approximately 20 employees were terminated.

5. Dispositions

 Sale of International Wireless

  Effective January 1997, Prodigy sold all issued outstanding capital stock of IW to a company (the "Buyer") formed by a former executive and shareholder of Prodigy (the "Executive"). The selling price consisted of (i) the surrender of 1,392,857 shares of common stock of Prodigy, (ii) a Promissory Note (the "Note") in the amount of $21,500 due in full on July 27, 1997, including $1,500 in reimbursement of capital

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

expenditures made by Prodigy for the benefit of IW, secured by a pledge of 67% of the shares of IW purchased from Prodigy, and bearing interest at 9% until April 27, 1997 and 12% thereafter, and (iii) the termination of the Executive's fully vested options to purchase 125,000 shares of common stock for $1.00 per share and 125,000 shares of common stock for $8.00 per share.

  In October 1997, Prodigy and the Buyer modified the Note including the following: (i) the due date was extended to January 31, 1999, (ii) the Note was changed to make it unsecured, (iii) the interest rate was reduced to 8%, (iv) the Note was subject to mandatory repayment out of the net proceeds from an acquisition of IW. The Buyer also surrendered an additional 573,580 shares of common stock of Prodigy in exchange for a reduction in IW's unpaid obligations at October 31, 1997 to $16,148. As a result of the restructuring of the Note and revaluation of Prodigy's stock from $12.00 to $4.00 per share, a loss on the sale of IW of $848,000 was recorded in 1997.

  In October 1999 the note was restructured for a cash settlement of $500,000 and an 8% convertible note for $875,000 due in October 2006. The Note is convertible into 1 million shares of common stock of Wireless Communications Technology, which purchased the cellular division of IW. At December 31, 1997, 1998 and 1999 the respective notes receivable were valued at zero.

 Sale of Network

  Prodigy owned and operated its own network in the United States until July 1, 1997. Effective July 1, 1997, Prodigy sold to Splitrock Services, Inc. ("Splitrock"), an affiliate of Carso Global Telecom, certain of its network assets. Splitrock agreed to: (i) assume equipment leases, maintenance and license liabilities related to network assets, and (ii) enter into a Full Service Agreement whereby Splitrock will provide certain network services to Prodigy, including commitments to meet certain capacity and performance requirements.

  As a result of the sale of the network effective July 1, 1997, Prodigy sold property and equipment with a net book value of approximately $9,500 and did not record any gain or loss upon the sale of these assets. The net book value of the equipment was removed from property and equipment on the balance sheet and classified as a "Deferred Network Asset" and is being amortized over the four year term of the Splitrock contract on a straight-line basis.

 Exit of International Operations

  In December 1997, management decided to exit its international operations in order to focus on its domestic internet service business. Prodigy recorded a charge of $2,400 in 1997 to reduce the carrying value of Africa Online, Inc. long lived assets, including goodwill, to their estimated net realizable value.

  In March 1998, Prodigy terminated its Chinese joint ventures and operations. On October 1, 1998, Africa Online, Inc. was sold for gross cash proceeds of $2,815, of which $750 was placed in escrow to collateralize certain indemnification obligations of Prodigy for a six month period. The sale resulted in a gain to Prodigy of approximately $2,900.

 Sale of Equity Investment

  During 1997 Prodigy sold a subsidiary which eventually became part of TCI Music. As a result of the sale, Prodigy acquired shares of TCI Music. During April of 1999, TCI Music announced its merger with Liberty Media. As a result, the value of Prodigy's investment increased and was sold for $3,325, generating a gain of $3,319 which was recognized in 1999.

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


6. Property and Equipment

  Property and equipment consisted of the following at December 31:

                                                    Useful Life  1998    1999
                                                    ----------- ------- -------
Computer equipment.................................  3-5 years  $24,711 $33,109
Capitalized software...............................  3-5 years    2,126   5,862
Leasehold improvements.............................  5-7 years    4,778   4,836
Furniture and equipment............................  5-8 years    1,590   1,696
Property under capital lease.......................  39 months            1,538
                                                                ------- -------
                                                                 33,205  47,041
Less accumulated depreciation and amortization.....              20,207  28,840
                                                                ------- -------
                                                                $12,998 $18,201
                                                                ======= =======

  Depreciation and amortization of fixed assets was approximately $11,997, $7,896 and $8,429 for the years ended December 31, 1997, 1998 and 1999, respectively.

7. Intangible Assets

  The cost and accumulated amortization of intangible assets was as follows at December 31:

                                                                 1998    1999
                                                                ------- -------
   Tradename:
     Cost...................................................... $35,668 $39,217
     Less: accumulated amortization............................   9,089  12,887
                                                                ------- -------
                                                                $26,579 $26,330
                                                                ======= =======
   Goodwill:
     Cost...................................................... $15,529 $65,127
     Less: accumulated amortization............................   3,942   9,447
                                                                ------- -------
                                                                $11,587 $55,680
                                                                ======= =======
   Deferred network costs:
     Cost...................................................... $ 9,502 $ 9,502
     Less: accumulated amortization............................   3,563   5,939
                                                                ------- -------
                                                                $ 5,939 $ 3,563
                                                                ======= =======
   Other Intangibles:
     Cost...................................................... $   --  $ 1,900
     Less: accumulated amortization............................     --      152
                                                                ------- -------
                                                                $   --  $ 1,748
                                                                ======= =======

8. Subscriber Acquisition Costs

  In May 1999, Prodigy entered into an agreement with Cable & Wireless USA, Inc. to purchase the dial-up access Internet subscriber base of that entity. At the closing on July 20, 1999, Prodigy paid Cable & Wireless USA, Inc. $40,900 in cash and anticipates finalizing the purchase price in the first quarter of 2000.

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

The purchase price is expected to decrease by approximately $10,000 from the original payment due to fewer subscribers transitioning to the Prodigy service than originally projected. Prodigy has capitalized the costs of the subscribers purchased under this agreement and is amortizing these costs over 36 months representing the estimated weighted average term of the subscribers acquired.

  During 1999, Prodigy entered into agreements with major retailers of personal computers (the "Retailers") to make specified payments to the Retailers in exchange for the Retailers enrolling customers onto Prodigy Internet and obtaining a signed contractual commitment from these customers to term subscriptions to Prodigy Internet of one, two or three years at Prodigy's standard monthly rates. Prodigy has capitalized these payments and is amortizing them over the term of the individual subscriber contract. Prodigy reviews subscriber terminations on a quarterly basis and any unamortized acquisition costs related to such terminations are written off.

  Capitalized subscriber acquisition costs at December 31, 1999 are as follows:

                                                                         1999
                                                                       --------
   Cable & Wireless
     Cost............................................................. $ 41,612
     Less: accumulated amortization...................................   (4,818)
                                                                       --------
                                                                       $ 36,794
                                                                       ========
   Subscriber Contract Acquisition
     Cost............................................................. $161,674
     Less: accumulated amortization...................................  (15,630)
                                                                       --------
                                                                       $146,044
                                                                       ========

  The amortization expense for subscriber acquisition costs for the year ended December 31, 1999 is $20,448.

9. Notes Payable

  Notes payable consisted of the following at December 31:

                                                                 1998    1999
                                                                ------ --------
   Notes payable to related party.............................. $    0 $110,154
                                                                ------ --------
   Loan payable to corporate lender............................ $2,000 $      0
                                                                ------ --------

  In March 1996, Prodigy borrowed $2,000 from a network company (the "Corporate Lender") pursuant to an 8.25% convertible note. Principal and interest were due on March 31, 1997. The note had not been formally extended. The Corporate Lender had the right within 30 days after the completion of a private placement and prior to March 31, 1997 to convert the principal and interest into common stock at the price per share at which Prodigy's common stock is issued in the private placement. In January 1999, Prodigy paid the Corporate Lender $750 in full settlement of its 8.25% convertible note in the principal amount of $2,000 and all accrued interest. As a result Prodigy recognized a gain of $1,714 in 1999.

  In August 1998, Prodigy obtained a $35,600 line of credit from Carso Global Telecom. This credit facility expired on December 31, 1999 and bore interest at the LIBOR rate plus between one and five percentage points. There were no outstanding amounts on this facility as of December 31, 1998 or 1999.

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


  In August 1999, Prodigy obtained a $130,000 line of credit from Banco Inbursa to fund its various subscriber acquisition programs during the third and fourth quarter of 1999. The interest rate on this facility fluctuates based on market conditions at the time of each drawdown. These borrowings reached a maximum of $130,000 during 1999 at interest rates between 9% and 12%. At December 31, 1999 the line had been paid down to $110,154. In January 2000, Prodigy repaid $13,800 of these notes. The remaining $96,400 is due April 7, 2000.

10. Contingent Convertible Notes and Warrants

  The Contingent Convertible Notes ("Contingent Notes") valued at $30,500, were issued to International Business Machines Corporation ("IBM") and Sears Roebuck and Co. ("Sears") in 1996 in connection with the acquisition of PSC and had an interest rate of 8% annually commencing on December 17, 1997.

  In November 1997, IBM and Sears (i) agreed that the consideration receivable upon conversion of the Contingent Notes would be based on the valuation of Prodigy in excess of $250,000 (with the aggregate consideration payable to IBM and Sears still limited to $200,000 plus interest from June 17, 1996) and (ii) were granted Contingent Stock Purchase Warrants (the "Contingent Warrants") to purchase shares of Common Stock of Prodigy at 130% of the fair market value thereof at the time of conversion of the Contingent Notes. The aggregate number of shares of Common Stock issuable to IBM and Sears upon conversion of the Contingent Notes and exercise of the Contingent Warrants could not exceed 15% of the number of shares outstanding upon completion of the initial public offering. As a condition to these arrangements, Carso Global Telecom prepaid (on behalf of and as an advance to Prodigy) the balance due on Prodigy's former White Plains lease ($5,831) and established a $4,000 letter of credit, declining quarterly over three years, to collateralize certain payment obligations of Prodigy under PSC contracts for which IBM and Sears remain liable.

  Upon the completion of Prodigy's initial public offering both IBM and Sears acquired an interest in Prodigy's outstanding common stock in accordance with the terms of the Contingent Convertible Notes. IBM and Sears each received approximately 2,127,500 shares for a combined total of approximately 4,255,000. Additionally, IBM and Sears each received warrants which allow them to purchase 2,409,145 additional shares each at $19.50 per share. Those warrants are exercisable for three years from the conversion date.

11. Income Taxes

  Prodigy had no income tax expense for the years ended December 31, 1997, 1998 and 1999 as a result of net losses. As of December 31, 1998 and 1999, Prodigy's deferred tax assets were as follows:

                                                              1998      1999
                                                            --------  ---------
   Domestic net operating loss carryforwards............... $ 84,991  $ 114,840
   Intangible assets.......................................    6,382      6,133
   Restructuring and other nonrecurring reserves...........    3,838      1,844
   Other...................................................      979      5,026
   Valuation allowance.....................................  (96,190)  (127,843)
                                                            --------  ---------
   Net deferred tax asset.................................. $    --   $     --
                                                            ========  =========

  At December 31, 1999, Prodigy had net operating loss carryforwards for federal income tax purposes of approximately $280,098 which may be used to offset future taxable income, beginning to expire in 2010. The utilization of the federal income tax loss carryforwards is subject to limitation as a result of a change of ownership.

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


  Management of Prodigy has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. Under the applicable accounting standards, management has considered Prodigy's history of losses and concluded that it is more likely than not that Prodigy will not realize these deferred tax assets.

12. Stockholders' Equity

 Authorized Shares of Common Stock

  In 1997, the Board of Directors and the stockholders approved an increase in the authorized shares of common stock to 280,000,000 shares.

 Reverse Stock Split

  On January 25, 1999, the Board of Directors effected a one-for-four reverse common stock split. The share information in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of the reverse stock split.

 Reduction in Authorized Shares

  On January 25, 1999, Prodigy effected a reduction in the number of authorized shares from 280,000,000 to 150,000,000.

 Private Placements

  In October 1996, Prodigy offered up to 2,000,000 shares of its common stock in a private placement, resulting in net proceeds to Prodigy from investors of approximately $1,843. In February 1997, Prodigy increased the size of the offering from 2,000,000 shares to 4,000,000 shares of common stock and reduced the offering price to $12.00 per share from $28.00 per share. As a result of the reduction in the offering price, Prodigy offered to each investor the choice of either (i) receiving additional shares to reduce their average purchase price to $12.00 or (ii) rescinding their subscriptions and receiving refunds without interest upon the closing. Prodigy received aggregate gross proceeds of $88,843 and issued 7,403,603 shares of common stock.

  In November 1997, Prodigy made a Rights Offering whereby each eligible stockholder was entitled to purchase at a price of $4.00 per share, one share of Prodigy's common stock for each share held. Prodigy issued 12,640,478 additional shares and received $46,554 in cash and a $4,000 note receivable from Carso Global Telecom for the issuance of the IBM/Sears letter of credit (see Note 10--Contingent Convertible Notes and Warrants). On a quarterly basis, Carso Global Telecom will contribute $333 less any draws on the letter of credit until the $4,000 has been paid to Prodigy.

  In August 1998, Prodigy sold 6,125,000 shares of common stock at a price of $8.00 per share to Telefonos de Mexico, S.A. de C.V. ("Telmex"), an affiliate of Carso Global Telecom, resulting in proceeds of $49,000 to Prodigy. At the same time Carso Global Telecom purchased an additional 1,375,000 shares of common stock at a price of $8.00 per share, resulting in proceeds of $11,000 to Prodigy. These proceeds were used to repay a $30,000 note payable to Bank of America and a remaining $2,100 in notes payable to Banco Inbursa, with the balance used for general corporate purposes.

 Initial Public Offering

  On February 11, 1999, Prodigy completed an initial public offering under the Securities Act of 1933. This resulted in the sale of 11.2 million shares of common stock for gross proceeds of approximately $168,000 and net proceeds of approximately $157,200.

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


 IBM and Sears Conversion of Contingent Notes

  Upon the completion of Prodigy's initial public offering both IBM and Sears acquired 7.5% of Prodigy's outstanding common stock in accordance with the Contingent Notes Conversion feature (see Note 10 --Contingent and Convertible Notes and Warrants). IBM and Sears each received approximately 2,127,500 shares for a combined total of approximately 4,255,000 or 15% of Prodigy.

  Additionally, IBM and Sears each received warrants which allow them to purchase up to 15% of Prodigy at 130% of the fair market value at the date of conversion of the Contingent Notes. Those warrants are exercisable for three years from the conversion date. IBM and Sears each received approximately 2,409,000 warrants or approximately 4,818,000 in total.

 Stock Warrants

  A warrant to purchase 250,000 shares issued to Carso Global Telecom in 1996 was canceled in March 1997, at which time Prodigy granted Carso Global Telecom and another shareholder warrants to purchase 3,250,000 shares and 500,000 shares, respectively, of common stock for $12.00 per share, exercisable prior to or on November 12, 1997. In October 1997, in consideration for arranging interim financing for Prodigy, the exercise price was reduced from $12.00 per share to $4.00 per share.

  At December 31, 1997, Prodigy had warrants outstanding with various shareholders, including Carso Global Telecom, to purchase 3,859,347 shares of Prodigy's common stock at an average price of $4.20 per share. During 1998, 3,750,000 warrants were exercised at $4.00 per share. At December 31, 1998, Prodigy had warrants outstanding with various shareholders to purchase 122,402 shares of Prodigy's common stock at an average price of $11.09 per share. All the outstanding warrants were exercisable as of December 31, 1998. At December 31, 1999 Prodigy had warrants outstanding with various shareholders to purchase 117,402 shares of Prodigy's common stock at an average price of $11.05 per share. During 1999, 5,000 warrants were exercised at a price of $12.00 per share.

13. Stock Option and Purchase Plans

  In 1996, the Board of Directors and the stockholders approved a Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, options to purchase up to 2,375,000 shares of common stock may be granted to employees, directors, consultants and advisors of Prodigy. Options granted may be either "incentive stock options" or "nonqualified options." All options issued under the 1996 Plan are exercisable over periods determined by the Board of Directors, not to exceed 10 years from the date of grant. Options generally vest over periods ranging from 3-5 years. In September 1997, the Board of Directors and the stockholders approved an increase of 750,000 to the number of shares of common stock available for future grants. These options have the same terms and conditions as the shares initially authorized under the 1996 Plan.

 1999 Outside Director Stock Option Plan

  In January 1999, Prodigy's Board of Directors and stockholders adopted Prodigy's 1999 outside director stock option plan. The director plan permits the issuance of up to 250,000 shares of common stock on the exercise of options granted under the director plan. All options granted under the director plan are non-statutory stock options. Pursuant to the director plan, each director of Prodigy who was not then employed by Prodigy received on the closing of Prodigy's initial public offering an option to purchase 30,000 shares of common stock at an exercise price equal to the price per share at which shares were sold in the initial public offering. Thereafter, each new non-employee director will receive, on his or her initial election to the board of directors, an option to purchase 30,000 shares of common stock at an exercise price equal to the fair market value of the

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

common stock on the date of grant. All options granted under the director plan vest in four equal annual installments, based on continued service as a director, and expire three months after termination of service as a director.

 1999 Stock Option Plan

  The Board of Directors has adopted, subject to shareholder approval, the 1999 Stock Option Plan (the "1999 Plan"). Under the 1999 Plan, options to purchase up to 5,600,000 shares of common stock, subject to adjustment in the event of stock splits, may be granted to employees, directors, consultants and advisors of Prodigy. Options granted may be either incentive stock options or nonqualified options. All options issued under the 1999 Plan are exercisable over periods determined by the Board of Directors, not to exceed 10 years from the date of grant. No options were granted under the 1999 Plan as of December 31, 1999.

  Prodigy's stock option plans are administered by the Board of Directors.

 Repricing of Stock Options

  In June 1997, the Board approved a plan to reprice employee stock options under the 1996 Plan to restore the long-term employee retention and performance incentives of the stock options outstanding. In accordance with the repricing plan, all stock options held by then current, active full-time employees, with exercise prices above $12.00 per share, were canceled and replaced by the same number of options exercisable at $12.00 per share, the fair value of Prodigy's common stock as determined by the Board on the date of the repricing.

  In May 1998, the Board approved a plan to reprice employee stock options under the 1996 Plan to restore the long-term employee retention and performance incentives of the stock options outstanding. In accordance with the repricing plan, all stock options held by then current, active full-time employees, with exercise prices above $4.00 per share, were canceled and replaced by the same number of options exercisable at $4.00 per share. Prodigy records compensation expense for these repriced options over the vesting periods based upon a fair value of $7.00 per share. The deferred compensation expense amounted to $3,123 at December 31, 1998.

  The exercise and vesting periods of the outstanding options were not altered by the repricings.

  Stock option plan activity for the years ended December 31, 1997, 1998 and 1999 follows (in thousands):

                                                          1997    1998    1999
                                                          -----  ------  ------
   Outstanding at January 1.............................. 2,286   2,299   2,370
     Options granted.....................................   828   1,441   1,093
     Options exercised...................................            (3) (1,092)
     Options canceled/forfeited..........................  (815) (1,367)   (464)
                                                          -----  ------  ------
   Outstanding at December 31............................ 2,299   2,370   1,907
                                                          =====  ======  ======
     Exercisable at December 31..........................   867     691     413
                                                          =====  ======  ======
     Available for grant at December 31..................   825     752     373
                                                          =====  ======  ======

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


  Weighted average option exercise price information for the years ended December 31, 1997, 1998 and 1999 follows:

                                                            1997   1998   1999
                                                           ------ ------ ------
   Outstanding at January 1............................... $12.48 $10.72 $ 5.83
     Options granted...................................... $10.04 $ 5.84 $16.63
     Options exercised.................................... $    0 $11.46 $ 6.24
     Options canceled..................................... $ 9.32 $10.64 $ 8.06
   Outstanding at December 31............................. $10.72 $ 5.83 $11.17
                                                           ====== ====== ======
     Exercisable at December 31........................... $10.96 $ 6.87 $ 5.83
                                                           ====== ====== ======

  The following table summarizes information about stock options outstanding at December 31, 1999:

                 Options Outstanding                     Options Exercisable
 -----------------------------------------------------------------------------
                                  Weighted-
                                   Average   Weighted-
                      Number      Remaining   Average      Number     Average
    Range of       Outstanding   Contractual Exercise   Exercisable   Exercise
 Exercise Prices  (In Thousands)    Life       Price   (In Thousands)  Price
 ---------------  -------------- ----------- --------- -------------- --------
      $4.00             596       8.0 years   $ 4.00        272        $ 4.00
   $8.00-$8.60          336       8.6 years   $ 8.06         95        $ 8.07
  $9.00-$12.00          286       8.8 years   $11.21         41        $ 9.30
  $15.00-$25.63         689       9.6 years   $18.87          5        $21.72
                      -----       ---------   ------        ---        ------
 $4.00 to 25.63       1,907       8.4 years   $11.17        413        $ 5.83
                      =====       =========   ======        ===        ======

  Had compensation cost for Prodigy been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, Prodigy's net losses for the years ended December 31, 1997, 1998, and 1999 would have been approximately $136,921, $65,872 and $83,977, respectively, and basic and diluted net loss per share would have been approximately $7.90, $1.62 and $1.40, respectively. The weighted average fair value of the options granted during the years ended December 31, 1997, 1998, and 1999 was estimated at $1.12, $4.15, and $8.18 per share, respectively, on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                   1997      1998       1999
                                                 ---------  -------  ----------
   Dividend yield...............................         0        0           0
   Volatility...................................        55%      60%         60%
   Risk free rate...............................      5.99%     5.4%       5.34%
   Expected option life......................... 4.6 years  3 years  3.35 years

  In determining the fair value of the common stock at the date of grant, the Board considered a broad range of factors including the liquid nature of an investment in Prodigy's common stock, transactions in Prodigy's common stock, Prodigy's historical financial performance relative to that of comparable companies and its future prospects.

 1999 Employee Stock Purchase Plan

  In January 1999, Prodigy's Board of Directors and stockholders adopted the 1999 Employee Stock Purchase Plan (the "purchase plan"). The purchase plan authorizes the issuance of up to 500,000 shares of Prodigy's common stock to eligible employees of Prodigy and its subsidiaries. Under the purchase plan,

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

eligible employees may purchase shares of Prodigy's common stock, subject to certain limitations, at a price equal to the lower of 85% of the fair market value of the shares on the first date of the offering period and 85% of the fair market value of the shares on the purchase date. The purchase plan permits shares to be purchased at the end of the purchase periods occurring during each offering period. Unless otherwise provided by the Board prior to commencement, an offering period will begin on each May 16 and November 16, and continue for a period of 24 months. A purchase period will begin on each May 16 and November 16, and will continue for a period of six months, ending on the following November 15 or May 15, respectively. The first offering period and the first purchase period commenced on Prodigy's initial public offering. The last day of each purchase period is the date on which shares are actually purchased. Purchases are limited to 10% of an employee's eligible compensation up to a maximum of $25 per year. During 1999 Prodigy issued 83,880 new shares to its employees at an average price of $12.75 per share under the purchase plan.

14. Commitments and Contingencies

 Commitments

  At December 31, 1999, Prodigy's minimum rental commitments under noncancelable operating leases with initial or remaining terms of more than one year were as follows:

   Year ended December 31,
     2000............................................................... $ 3,432
     2001...............................................................   2,710
     2002...............................................................   2,727
     2003...............................................................   2,529
     2004 and thereafter................................................   2,490
                                                                         -------
                                                                         $13,888
                                                                         =======

  Prodigy's rent expense in the years ended December 31, 1997, 1998, and 1999 was approximately $9,192, $2,302 and $2,970, respectively.

  During 1999 Prodigy entered into capital leases for certain computer equipment. Minimum future lease payments under the capital leases as of December 31, 1999 are:

   2000................................................................. $  569
   2001.................................................................    585
   2002.................................................................    526
                                                                         ------
   Total minimum lease payments.........................................  1,680
   Less--amounts representing interest..................................   (285)
                                                                         ------
   Present value of minimum lease payments.............................. $1,395
                                                                         ======

  In December 1993, PSC entered into a noncancelable agreement with a telephone company to provide certain services at Prodigy's White Plains, NY and Yorktown, NY facilities. The agreement has a term ("service period") of ten years. The agreement calls for line charges totaling $510 per year. Prodigy has the right to terminate the agreement for certain services at any time at a cost of 80% of the line charges over the remaining services period.

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


  Prodigy is party to a contract for a subscription management system through June 2001. This contract requires minimum annual payment of processing fees of $1,116. For the years ended 1997, 1998 and 1999, Prodigy paid $3,628, $3,039 and $3,723, respectively.

  Under Prodigy's four-year agreement with Splitrock, Prodigy is obligated to minimum annual payments of $45,000 in 1999, $51,000 in 2000 and $54,000 in 2001
and maximum monthly charges based on the number of Prodigy's subscribers for the month. The agreement provides for early termination charges of $7,000 in the first year, declining thereafter on an annual basis. The agreement is automatically renewed for successive 12-month periods unless terminated by either party upon 12-months notice.

  In August 1999, Prodigy entered into an agreement with a vendor to provide network licensing and technical support. This agreement requires an annual payment of $730 in 2000. Upon 30-day prior written notice, Prodigy can terminate the agreement without penalty. The agreement can be extended for an additional 12 months.

  As of December 31, 1997, Prodigy was contractually obligated to pay IBM a network termination penalty of $7,500 resulting from the sale of Prodigy's network. Prodigy has negotiated with IBM to settle this liability through a defined purchasing plan, whereby Prodigy will be obliged to purchase services from IBM through December 31, 2000, up to $7,500 in value, with any shortfall being paid as a penalty. Prodigy has accrued $3,849 as of December 31, 1999, representing management's best estimate of the amount of the purchase commitment that will not be used as of December 31, 2000. This amount is included in Prodigy's accrued network termination cost (see Note 4-- Restructuring and Other Special Costs).

  In February 1998 Prodigy contracted with a vendor to provide various data communications services. The contract has a term of 36 months and requires minimum annual payments to the vendor of $7,300. If the minimum annual payment is not reached, Prodigy is subject to an underutilization charge equal to 50% of the difference between the minimum annual payment and the actual usage. Prodigy can terminate the agreement upon written notice to the vendor and the payment of a penalty equal to 50% of the minimum annual payment due for the remaining term.

  In May 1998 Prodigy contracted with a vendor to provide customer service and technical support to its members. The contract is for 12 months expiring April 1999. In March 1999 Prodigy extended this contract for an additional 12 months through April 2000. The agreement requires minimum monthly payments to the vendor of $91.

  In October 1999, Prodigy entered into an agreement with a telephone company to provide certain network services for the Yorktown data center. These services are due to commence during the first quarter of 2000. This agreement has an initial term of seven years and requires minimum payments of $1,225 per year. The agreement has termination and cancellation charges which would be defined by New York's FCC Tariffs in effect at the time of cancellation.

  In February 2000, Prodigy entered into an agreement with another major electronics retailer to make specified payments to the retailer in exchange for the retailer enrolling customers and obtaining a signed contractual commitment from these customers to term subscriptions to Prodigy Internet at Prodigy's standard monthly rates. The payments, amounting to $100, $225 or $400 per subscriber (in whole dollars) for a one-year, two-year, or three-year Prodigy Internet service contract, respectively, are required at the time the contract is received and will be capitalized and amortized over the respective contractual terms.

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


 Contingencies

  Prodigy is a defendant in various lawsuits arising in the ordinary course of business. It is the opinion of management that any liability to Prodigy which may arise as a result of these matters will not have a material adverse effect on Prodigy's financial condition or results of operations.

15. Defined Contribution Plan

  On June 17, 1996, as part of Prodigy's acquisition of PSC, Prodigy took on responsibility for the administration and sponsorship of the Prodigy Services Corporation Capital Accumulation Plan (the "Plan").

  The Plan is a defined contribution plan covering all employees of Prodigy. Employees can participate in the Plan from their first day of employment.

  Each year, active participants may contribute up to 12 percent of their pre-tax base salaries, up to the maximum amount allowed by the Plan. Prodigy contributes a matching contribution equal to 100 percent of an employee's pre-tax contributions, limited to a maximum of 3 percent of a participant's compensation. The Plan also has an after-tax savings feature that permits employees to contribute from 1 percent to 10 percent of their base salaries subject to Internal Revenue Code limitations.

  Prodigy's contributions were $569, $469 and $698 in 1997, 1998 and 1999, respectively.

16. Valuation and Qualifying Accounts

  The following table sets forth activity in Prodigy's allowance for doubtful accounts:

                                     Balance At                       Balance at
                                     Beginning  Charges to              End of
                                     of Period  Operations Deductions   Period
                                     ---------- ---------- ---------- ----------
   Year ended:
     December 31, 1997..............    $930      $  342      $587      $  685
     December 31, 1998..............     685          49       367         367
     December 31, 1999..............     367       3,200       187       3,380

17. Related Party Transactions

 Telmex Agreement

  On January 25, 1999, Prodigy and Telmex, a subsidiary of Carso Global Telecom, executed an agreement under which: (i) Prodigy will assist Telmex in the negotiation of agreements with service providers for Telmex's IDP service in Mexico pertaining to network/Internet access, Web hosting, customer service, content hosting, billing, marketing, sales and data collection services; (ii) Prodigy will advise Telmex on customer service, administrative functions and technical operations, including marketing, Internet connection and other network services, content, customer support, pricing and service composition, billing and collection, inbound telemarketing and other aspects of the ISP business; (iii) the parties will discuss the potential migration of certain IDP infrastructure functions, including email, subscriber management and authentication systems, for Telmex's IDP subscriber to the Prodigy infrastructure platform, and the advisability of offering a co-branded IDP/Prodigy service in Mexico; and (iv) the parties will pursue additional opportunities, such as providing services to one another and the joint acquisitions of subscribers. In exchange for Prodigy's services, Telmex will pay Prodigy a management fee, on a monthly basis, equal to 15% of the net subscriber revenue (defined as

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

the invoiced sales price less discounts, excise taxes and credits for returns) on the first 200,000 IDP subscribers and 10% of the net subscriber revenue (as defined above) on additional IDP subscribers. The agreement has a term of five years and may be terminated by Telmex if Prodigy undergoes a change of control. Prodigy earned subscriber management fees from Telmex of $6,833 during 1999, of which $1,801 was receivable at December 31, 1999.

 SplitRock Agreement

  Carso Global Telecom owns a minority interest in Splitrock. As part of the sale of its network operations, Prodigy also entered into a Sublease Agreement pursuant to which Splitrock subleases a portion of Prodigy's leased space in Yorktown Heights, New York, effective July 1, 1997 through February 28, 2001.

  Pursuant to the Full Service Agreement with Splitrock, effective July 1, 1997, Splitrock provides to Prodigy network services consisting primarily of end-to-end connection services from subscriber dial-up lines to Prodigy's data center. Splitrock charges Prodigy at a fixed rate per subscriber, subject to a monthly maximum usage limit, after which an incremental hourly rate is charged, and certain minimum charges (see Note 14--Commitments and Contingencies). Prodigy incurred network charges to Splitrock of approximately $22,700, $64,100 and $76,600 for the years ended December 31, 1997, 1998 and 1999, respectively.

  Additionally, Prodigy's accounts payable to Splitrock for the years ended December 31, 1998 and December 31, 1999 was approximately $2,500 and $8,800, respectively.

  Under a transition services agreement, Prodigy agreed to pay for certain of Splitrock's operating expenses and to provide temporary network-related services to Splitrock, including accounting, human resources and purchasing functions. Splitrock agreed to reimburse Prodigy for expenses incurred and the cost of providing these support services (excluding termination penalties under existing network contracts). The total of the reimbursed expenses and service costs in 1997 was $27,532. The reimbursed amounts have been offset against the corresponding expenses and costs in the statements of operations. The transition services agreement terminated on December 31, 1997, although Prodigy continued to provide certain incidental services and make payments on behalf of Splitrock through June 30, 1998.

  Under the Full Service Agreement, Splitrock is required to meet specified service level objectives. Splitrock's failure to meet the service level objectives results in financial penalties. If Splitrock fails to meet the service level objectives for an extended period of time, Prodigy may terminate the Full Service Agreement. In addition, if there is a system-wide failure, or Splitrock breaches specified financial covenants, Prodigy has the right to terminate the Full Service Agreement or assume responsibility for operating the network at Splitrock's expense.

18. Subsequent Events

 Pending Acquisition of FlashNet Communications

  On November 5, 1999, Prodigy announced a definitive agreement to acquire FlashNet Communications, Inc. in a stock-for-stock merger. Under the terms of the merger agreement, Prodigy will issue 0.35 shares of Prodigy common stock for each share of FlashNet common stock outstanding on the closing date of the transaction. Based on the number of shares of FlashNet currently outstanding, Prodigy will issue approximately 5,000,000 shares to complete the acquisition. The acquisition is expected to be completed in the second quarter of 2000, subject to FlashNet shareholder approval. The acquisition will be accounted for under the purchase method of accounting.

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


 Pending Transaction with SBC Communications

  During November 1999, Prodigy announced a proposed transaction with SBC Communications Inc. ("SBC"). In the proposed transaction, SBC will acquire an approximate 43% indirect interest in Prodigy. Prodigy will be the exclusive retail Internet service marketed by SBC in the United States and SBC will purchase the Prodigy Internet service from Prodigy on wholesale terms and provide it to SBC's approximately 690,000 existing Internet subscribers. SBC has committed to obtain for Prodigy an additional 1,200,000 Internet subscribers over a three year period in exchange for a fee for each subscriber obtained. SBC will pay Prodigy a penalty for shortfalls in the number of subscribers delivered over the three year period, with the size of the penalty based on the number of subscribers actually obtained. The agreement also includes provisions under which SBC and Prodigy can purchase other services from each other, including telecommunications and network services.

  In order to implement the transaction with SBC: (i) Prodigy will contribute substantially all its assets and liabilities and transfer its employees to the operating partnership; (ii) SBC will contribute to the operating partnership routers, servers and associated hardware used in connection with its consumer and small business Internet operations that are selected by Prodigy and intangible assets consisting primarily of brand assets and subscriber relationships; (iii) Prodigy will receive an initial interest in the operating partnership of approximately 57%; (iv) SBC will receive an initial interest in the operating partnership of approximately 43% and (v) SBC may convert its interest in the operating partnership into a direct equity interest in Prodigy at any time, or may require the operating partnership to be merged into Prodigy at any time.

  Prodigy will recognize the contribution of the assets by SBC to the operating partnership at fair value in exchange for the partnership units issued. As a result of the partnership units issued, Prodigy will consolidate the operating partnership and will recognize the SBC minority interest in the operating partnership. The contribution of the intangible assets at fair value will result in a substantial amount of amortization which will reduce Prodigy's future earnings or increase its future losses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant

  Information with respect to this item will appear in the sections captioned "Executive Officers and Directors," "Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2000 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation

  Information with respect to this item will appear in the sections captioned "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Transactions with Related Parties" appearing in the 2000 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information with respect to this item will appear in the section captioned "Prodigy's Principal Stockholders" appearing in the 2000 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  Information with respect to this item will appear in the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Transactions with Related Parties" appearing in the 2000 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  See Item 8 of this report on Form 10-K.

(b)Reports on Form 8-K

  On November 18, 1999, Prodigy filed a Current Report on Form 8-K dated November 16, 1999 to report under Item 5 (Other Events) the execution of a definitive agreement to acquire FlashNet Communications, Inc. No financial statements were required to be filed with such report.

  On October 20, 1999 Prodigy filed a Current Report on Form 8-K dated October 5, 1999 to report under Item 2 (Acquisition or Disposition of Assets) the acquisition of the BizOnThe.Net web hosting business and subscribers of U.S. Republic Communications, an indirect majority-owned subsidiary of VarTec Telecom. At the closing, Prodigy issued to U.S. Republic 2,113,721 shares of Prodigy common stock and repaid a $9 million loan from VarTec to U.S. Republic. Prodigy also issued an additional 727,272 shares into an escrow account. In addition to the amounts paid at closing, in 2001 Prodigy will be required to issue up to 727,272 shares, contingent upon the attainment by the acquired business of specified earn-out targets. Prodigy utilized cash proceeds raised in its initial public offering to pay the cash portion of the purchase price.

  On December 2, 1999, Prodigy filed a Current Report on Form 8-K dated November 24, 1999 to report under Item 5 (Other Events) the execution of a definitive agreement to enter into a strategic relationship with SBC Communications Inc. pursuant to which SBC will acquire a 43% interest in Prodigy, Prodigy will be the exclusive provider of Internet service to SBC's 690,000 existing Internet subscribers, SBC will exclusively market Prodigy's Internet service to U.S. consumers and small businesses and SBC will agree to obtain for Prodigy 1,200,000 additional Internet subscribers over a three-year period. No financial statements were required to be filed with such report.

  On December 20, 1999, Prodigy filed Amendment No. 1 to Current Report on Form 8-K/A filing the financial statements required to be filed with the Current Report on Form 8-K filed on October 20, 1999.

  On December 29, 1999, Prodigy filed Amendment No. 2 to Current Report on Form 8-K/A refiling the financial statements required to be filed with the Current Report on Form 8-K filed on October 20, 1999.

(a) 3. and (c)--Exhibits

 Exhibit   Description
 -------   -----------
 2.1(1)+   Asset Purchase Agreement, dated as of May 26, 1999, by and among
           Cable & Wireless USA, Inc., Cable & Wireless USA Internet, L.L.C.
           and the Registrant.
 2.2(2)    Asset Purchase Agreement, dated as of September 7, 1999, by and among the Registrant, U.S. Republic Communications, Inc., VarTec
           Telecom, Inc., VarTec Telecom Holding Company, T. Gary Remy and Tom
           D. Johnson.
 2.3       Agreement and Plan of Merger, dated as of November 5, 1999 and as amended as of March 15, 2000, among the Registrant, PUCKnut
           Corporation and FlashNet Communications, Inc.
 2.4(3)    Stock Option Agreement, dated as of November 5, 1999, among the
           Registrant and FlashNet Communications, Inc.
 2.5(3)    Stockholders Agreement, dated as of November 5, 1999, among the
           Registrant, Applied Telecommunications Technologies, Inc., James B.
           Francis, Jr., Global Undervalued Securities Fund, L.P., Andrew N.
           Jent, John B. Kleinheinz, Kleinheinz Capital Partners LDC, Michael
           Scott Leslie, Kevin A. Stadtler, Albert Lee Thurburn and Russell A.
           Wiseman.
 3.1(4)    Certificate of Incorporation of the Registrant, as amended.
 3.2(4)    By-laws of the Registrant, as amended.
 3.3(5)    Form of Amended and Restated Certificate of Incorporation of the
           Registrant, to be effective following the closing of the SBC transaction.
 3.4(5)    Form of Amended and Restated By-laws of the Registrant, to be effective following the closing of the SBC transaction.
 3.5(5)    Form of Amended and Restated Limited Partnership Agreement for
           Prodigy Communications Limited Partnership by and among the
           Registrant, SBC Internet Communications, Inc. and Prodigy Transition
           Corporation, to be effective following the closing of the SBC transaction.
 4.1(4)    Specimen certificate for shares of Common Stock.
 10.1(4)*  1996 Stock Option Plan of the Registrant, as amended.
 10.2(4)*  1999 Employee Stock Purchase Plan of the Registrant.
 10.3*     1999 Stock Option Plan of the Registrant.
 10.4(4)*  1999 Outside Director Stock Option Plan of the Registrant.
 10.5(4)+  Software License and Services Agreement, dated April 16, 1997, between Prodigy Services Corporation and ORACLE Worldwide Tech
           Support.
 10.6++    Amended and Restated Splitrock Full Service Agreement, dated
           February 16, 2000, between Splitrock Services, Inc. and Prodigy
           Services Corporation.
 10.7(4)   Agreement of Sublease, dated June 24, 1997, between Splitrock
           Services, Inc. and Prodigy Services Corporation.
 10.8(4)*  Employment Agreement, dated September 1, 1998, between the
           Registrant and Samer F. Salameh.
 10.9(4)*  Employment Agreement, dated September 14, 1998, between the
           Registrant and Andrea S. Hirsch.
 10.10(4)* Employment Agreement, dated December 14, 1998, between the
           Registrant and David C. Trachtenberg.
 10.11(4)  Lease, dated August 14, 1997, between Prodigy Services Corporation and Westchester One LLC, as amended.
 10.12(4)+ Promotion & Distribution Agreement, effective October 7, 1996, between Microsoft Corporation and Prodigy Services Corporation, as
           amended.
 10.13(4)+ Distribution and Licensing Agreement, effective October 1, 1996, between Packard Bell NEC, Inc. and Prodigy Services Corporation.
 10.14(4)+ Excite Services Distribution and Co-Branded Area Agreement, dated
           January 20, 1998, between Excite, Inc. and Prodigy Services
           Corporation.
 10.15(4)  Lease Agreement, dated June 6, 1998, between Prodigy Services
           Company and Crow-Kelly#1, as amended.
 10.16(6)+ Microsoft Windows 98 "Get Connected" Co-Marketing Agreement, dated
           July 2, 1998, between Prodigy Services Corporation and Microsoft
           Corporation.

 Exhibit   Description
 -------   -----------
 10.17     Amendment No. 1 to Microsoft Windows 98 "Get Connected" Co-Marketing
           Agreement, dated October 1, 1998, by and between Microsoft
           Corporation and Prodigy Services Corporation.
 10.18++   Renewal and Amendment to that certain Microsoft Windows 98 "Get
           Connected" Co-Marketing Agreement, dated June 1, 1999, by and between Microsoft Corporation and Prodigy Services Corporation.
 10.19     Amendment No. 3 to that certain Microsoft Windows 98 "Get Connected"
           Co-Marketing Agreement, dated January 19, 2000, by and between
           Microsoft Corporation and Prodigy Services Corporation.
 10.20(4)+ Software Development and Processing Services Agreement, dated
           January 1, 1992, between Prodigy Services Company and CSG Systems,
           Inc., as amended.
 10.21(4)  Form of Prodigy Service Member Agreement.
 10.22(4)  Agreement, dated January 25, 1999, among the Registrant, Telefonos de Mexico, S.A. de C.V. and others.
 10.23(6)  Microsoft Internet Explorer Logo License Agreement, dated July 2,
           1998, by and between Prodigy Services Corporation and Microsoft
           Corporation.
 10.24(6)  Microsoft Internet Explorer License and Distribution Agreement,
           dated July 2, 1998, by and between Prodigy Services Corporation and
           Microsoft Corporation.
 10.25(5)  Investment, Issuance, Contribution and Assumption Agreement, dated as of November 19, 1999, by and among SBC Communications Inc., SBC
           Internet Communications, Inc., the Registrant, Prodigy Transition
           Corporation and Prodigy Communications Limited Partnership.
 10.26(5)  Strategic and Marketing Agreement, dated as of November 19, 1999, by and among SBC Communications Inc., SBC Internet Communications,
           Inc., the Registrant and Prodigy Communications Limited Partnership.
 10.27(5)  Voting Agreement, dated as of November 19, 1999, by and among SBC
           Communications Inc., Carso Global Telecom, S.A. de C.V. and
           Telefonos de Mexico, S.A. de C.V.
 10.28(5)  Form of Registration Rights Agreement by and among the Registrant,
           SBC Communications Inc. and SBC Internet Communications, Inc, to be
           effective following the closing of the SBC transaction.
 10.29     Letter, dated February 28, 1999, from Telefonos de Mexico, S.A. de
           C.V. to PricewaterhouseCoopers LLP.
 21        Subsidiaries of the Registrant.
 23        Consent of PriceswaterhouseCoopers LLP.
 27        Financial Data Schedule.

--------
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 3, 1999.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 20, 1999.
(3) Incorporated by reference to the Registrant's Schedule 13D filed on November 15, 1999.
(4) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-64233).
(5) Incorporated by reference to the Schedule 13D/A filed on March 9, 2000 by Carlos Slim Helu, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, Maria Soumaya Slim Domit, Vanessa Paula Slim Domit, Johanna Monique Slim Domit, Carso Global Telecom, S.A. de C.V. and Telefonos de Mexico, S.A. de C.V.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
*  Management contract or compensation plan or arrangement filed in response to
   Item 14(c) of Form 10-K.
+  Confidential treatment granted as to certain portions.
++ Confidential treatment requested as to certain portions.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Prodigy has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRODIGY COMMUNICATIONS CORPORATION

Date: March 30, 2000                    By: /s/ Samer F. Salameh
                                           -----------------------------------
                                          Samer F. Salameh
                                          Chairman of the Board
                                          and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Prodigy and in the capacities and on the dates indicated.

           Signature                            Title                   Date

     /s/ Samer F. Salameh            Chairman of the Board and      March 30, 2000
-------------------------------       Chief Executive Officer
       Samer F. Salameh               (Principal Executive
                                      Officer)

      /s/ Alfredo Sanchez            Vice Chairman of the Board     March 30, 2000
------------------------------
         Alfredo Sanchez

        /s/ Allen Craft              Executive Vice President of    March 30, 2000
------------------------------        Finance, Chief Financial
          Allen Craft                 Officer, Treasurer and
                                      Director (Principal
                                      Financial and Accounting
                                      Officer)

      /s/ James R. Adams             Director                       March 30, 2000
------------------------------
        James R. Adams

       /s/ Arturo Elias              Director                       March 30, 2000
-----------------------------
         Arturo Elias

     /s/ James M. Nakfoor            Director                       March 30, 2000
-----------------------------
       James M. Nakfoor

                                 EXHIBIT INDEX

 Exhibit   Description
 -------   -----------
 2.1(1)+   Asset Purchase Agreement, dated as of May 26, 1999, by and among
           Cable & Wireless USA, Inc., Cable & Wireless USA Internet, L.L.C.
           and the Registrant.
 2.2(2)    Asset Purchase Agreement, dated as of September 7, 1999, by and among the Registrant, U.S. Republic Communications, Inc., VarTec
           Telecom, Inc., VarTec Telecom Holding Company, T. Gary Remy and Tom
           D. Johnson.
 2.3       Agreement and Plan of Merger, dated as of November 5, 1999 and as amended as of March 15, 2000, among the Registrant, PUCKnut
           Corporation and FlashNet Communications, Inc.
 2.4(3)    Stock Option Agreement, dated as of November 5, 1999, among the
           Registrant and FlashNet Communications, Inc.
 2.5(3)    Stockholders Agreement, dated as of November 5, 1999, among the
           Registrant, Applied Telecommunications Technologies, Inc., James B.
           Francis, Jr., Global Undervalued Securities Fund, L.P., Andrew N.
           Jent, John B. Kleinheinz, Kleinheinz Capital Partners LDC, Michael
           Scott Leslie, Kevin A. Stadtler, Albert Lee Thurburn and Russell A.
           Wiseman.
 3.1(4)    Certificate of Incorporation of the Registrant, as amended.
 3.2(4)    By-laws of the Registrant, as amended.
 3.3(5)    Form of Amended and Restated Certificate of Incorporation of the
           Registrant, to be effective following the closing of the SBC transaction.
 3.4(5)    Form of Amended and Restated By-laws of the Registrant, to be effective following the closing of the SBC transaction.
 3.5(5)    Form of Amended and Restated Limited Partnership Agreement for
           Prodigy Communications Limited Partnership by and among the
           Registrant, SBC Internet Communications, Inc. and Prodigy Transition
           Corporation, to be effective following the closing of the SBC transaction.
 4.1(4)    Specimen certificate for shares of Common Stock.
 10.1(4)*  1996 Stock Option Plan of the Registrant, as amended.
 10.2(4)*  1999 Employee Stock Purchase Plan of the Registrant.
 10.3*     1999 Stock Option Plan of the Registrant.
 10.4(4)*  1999 Outside Director Stock Option Plan of the Registrant.
 10.5(4)+  Software License and Services Agreement, dated April 16, 1997, between Prodigy Services Corporation and ORACLE Worldwide Tech
           Support.
 10.6++    Amended and Restated Splitrock Full Service Agreement, dated
           February 16, 2000, between Splitrock Services, Inc. and Prodigy
           Services Corporation.
 10.7(4)   Agreement of Sublease, dated June 24, 1997, between Splitrock
           Services, Inc. and Prodigy Services Corporation.
 10.8(4)*  Employment Agreement, dated September 1, 1998, between the
           Registrant and Samer F. Salameh.
 10.9(4)*  Employment Agreement, dated September 14, 1998, between the
           Registrant and Andrea S. Hirsch.
 10.10(4)* Employment Agreement, dated December 14, 1998, between the
           Registrant and David C. Trachtenberg.
 10.11(4)  Lease, dated August 14, 1997, between Prodigy Services Corporation and Westchester One LLC, as amended.
 10.12(4)+ Promotion & Distribution Agreement, effective October 7, 1996, between Microsoft Corporation and Prodigy Services Corporation, as
           amended.
 10.13(4)+ Distribution and Licensing Agreement, effective October 1, 1996, between Packard Bell NEC, Inc. and Prodigy Services Corporation.
 10.14(4)+ Excite Services Distribution and Co-Branded Area Agreement, dated
           January 20, 1998, between Excite, Inc. and Prodigy Services
           Corporation.
 10.15(4)  Lease Agreement, dated June 6, 1998, between Prodigy Services
           Company and Crow-Kelly#1, as amended.
 10.16(6)+ Microsoft Windows 98 "Get Connected" Co-Marketing Agreement, dated
           July 2, 1998, between Prodigy Services Corporation and Microsoft
           Corporation.

 Exhibit   Description
 -------   -----------
 10.17     Amendment No. 1 to Microsoft Windows 98 "Get Connected" Co-Marketing
           Agreement, dated October 1, 1998, by and between Microsoft
           Corporation and Prodigy Services Corporation.
 10.18++   Renewal and Amendment to that certain Microsoft Windows 98 "Get
           Connected" Co-Marketing Agreement, dated June 1, 1999, by and between Microsoft Corporation and Prodigy Services Corporation.
 10.19     Amendment No. 3 to that certain Microsoft Windows 98 "Get Connected"
           Co-Marketing Agreement, dated January 19, 2000, by and between
           Microsoft Corporation and Prodigy Services Corporation.
 10.20(4)+ Software Development and Processing Services Agreement, dated
           January 1, 1992, between Prodigy Services Company and CSG Systems,
           Inc., as amended.
 10.21(4)  Form of Prodigy Service Member Agreement.
 10.22(4)  Agreement, dated January 25, 1999, among the Registrant, Telefonos de Mexico, S.A. de C.V. and others.
 10.23(6)  Microsoft Internet Explorer Logo License Agreement, dated July 2,
           1998, by and between Prodigy Services Corporation and Microsoft
           Corporation.
 10.24(6)  Microsoft Internet Explorer License and Distribution Agreement,
           dated July 2, 1998, by and between Prodigy Services Corporation and
           Microsoft Corporation.
 10.25(5)  Investment, Issuance, Contribution and Assumption Agreement, dated as of November 19, 1999, by and among SBC Communications Inc., SBC
           Internet Communications, Inc., the Registrant, Prodigy Transition
           Corporation and Prodigy Communications Limited Partnership.
 10.26(5)  Strategic and Marketing Agreement, dated as of November 19, 1999, by and among SBC Communications Inc., SBC Internet Communications,
           Inc., the Registrant and Prodigy Communications Limited Partnership.
 10.27(5)  Voting Agreement, dated as of November 19, 1999, by and among SBC
           Communications Inc., Carso Global Telecom, S.A. de C.V. and
           Telefonos de Mexico, S.A. de C.V.
 10.28(5)  Form of Registration Rights Agreement by and among the Registrant,
           SBC Communications Inc. and SBC Internet Communications, Inc, to be
           effective following the closing of the SBC transaction.
 10.29     Letter, dated February 28, 1999, from Telefonos de Mexico, S.A. de
           C.V. to PricewaterhouseCoopers LLP.
 21        Subsidiaries of the Registrant.
 23        Consent of PriceswaterhouseCoopers LLP.
 27        Financial Data Schedule.

--------
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 3, 1999.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 20, 1999.
(3) Incorporated by reference to the Registrant's Schedule 13D filed on November 15, 1999.
(4) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-64233).
(5) Incorporated by reference to the Schedule 13D/A filed on March 9, 2000 by Carlos Slim Helu, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, Maria Soumaya Slim Domit, Vanessa Paula Slim Domit, Johanna Monique Slim Domit, Carso Global Telecom, S.A. de C.V. and Telefonos de Mexico, S.A. de C.V.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
*  Management contract or compensation plan or arrangement filed in response to
   Item 14(c) of Form 10-K.
+  Confidential treatment granted as to certain portions.
++ Confidential treatment requested as to certain portions.