Form 10-K/A
period 1999-12-31
PRODIGY COMMUNICATIONS CORP
filed 2000-05-01
CIK 824740

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                              AMENDMENT NO. 1 TO
                   ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

  Prodigy Communications Corporation (the "Company") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1999 to include the information required under Part III.

Part III

Item 10. Directors and Executive Officers of the Registrant

  The executive officers and directors of Prodigy and their ages and positions with Prodigy are as follows:

          Name            Age                 Position
          ----            ---                 --------
Samer F. Salameh........   35 Chairman of the Board and Chief Executive Officer
Alfredo Sanchez.........   44 Vice Chairman of the Board
David C. Trachtenberg...   37 President and Chief Operating Officer
Allen Craft.............   44 Executive Vice President of Finance, Chief
                              Financial Officer, Treasurer and Director
Andrea S. Hirsch........   42 Executive Vice President, Business Development
                              and General Counsel
James R. Adams(1)(2)....   60 Director
Arturo Elias(1).........   33 Director
James M. Nakfoor(1)(2)..   36 Director

--------
(1) Member of the Compensation Committee
(2) Member of the Audit Committee

  Mr. Salameh has served as chief executive officer and a director of Prodigy since September 1997, as chairman of the board since August 1998, and served as president from September 1997 to December 1998. From July 1994 until joining Prodigy, Mr. Salameh served as director, long distance division of SBC, responsible for marketing, strategy, positioning, product management and product development with respect to Telmex. Mr. Salameh was employed by MCI Telecommunications as a product manager in 1994 and as a strategic marketing manager from 1991 to 1993. During 1993, Mr. Salameh was employed as vice president of finance by Merl Industries, a start-up management consulting firm. Mr. Salameh holds a Master's degree from the Fletcher School of Law and Diplomacy, a B.S. degree in Management and Technology Transfer from Polytechnic University of New York and a Baccalaureate degree with a concentration in Math and Physics from Lycee Fenelon in Paris. He also serves as an advisor to the chief executive officer of Telmex.

  Mr. Sanchez joined Prodigy's board of directors in June 1996 and became vice chairman in August 1998. Mr. Sanchez has served as president of Uninet, S.A. de C.V., a wholly-owned subsidiary of Telmex through which Telmex provides data transmission services and Internet access to customers, since January 1996. He has also served as president of Consorcio Red Uno, S.A. de C.V., a network company founded by Mr. Sanchez and now owned by Telmex, since March 1991. From 1985 to March 1991, he was president of Onyx Systems, a Unix microcomputer manufacturer with operations in the United States, Europe and Mexico. Mr. Sanchez previously held various communications and transportation positions in the Mexican government. Mr. Sanchez holds a degree in Electronics Engineering from the Metropolitan Autonomous University of Mexico.

  Mr. Trachtenberg joined Prodigy as president and chief operating officer in December 1998. Prior to joining Prodigy, Mr. Trachtenberg was employed for more than eight years by MCI Communications Corporation and then MCI WorldCom, Inc. From September 1997 to December 1998, Mr. Trachtenberg was executive director of online marketing, responsible for residential and small business Internet operations, and from January 1997 to September 1997, he served as executive director of Brand Marketing, responsible for the MCI One brand portfolio, including domestic and international long distance products, calling card services and advanced services for the consumer and small business segments. Between March 1990 and January 1997, he held various other marketing and business development positions, including director of Customer Marketing and director of International Marketing. Prior to joining MCI, Mr. Trachtenberg was employed for four years by Bain & Company, an international consulting firm. Mr. Trachtenberg received a B.A. degree, summa cum laude, from Tufts University, and received an M.B.A. degree from the Wharton School of Business at the University of Pennsylvania, where he also received a Masters in International Affairs and was a Fellow at the Lauder Institute.

  Mr. Craft joined Prodigy as executive vice president of finance, chief financial officer, treasurer and a director in March 2000. He has been employed by SBC since 1993, serving as director of finance of SBC International from March 1998 until March 2000, director of corporate financial planning from August 1996 to February 1998 and manager of financial planning from June 1993 to August 1996. Previously, Mr. Craft was manager of financial planning at the Permea division of Air Products from April 1990 to May 1993 and a plant controller for Monsanto from December 1986 to March 1990. He holds a B.B.A. degree from the University of Central Florida and an M.B.A. degree from the University of Texas.

  Ms. Hirsch joined Prodigy in September 1998 as executive vice president, business development and general counsel. Prior to joining Prodigy, Ms. Hirsch served as vice president, corporate development counsel for Simon & Schuster, Inc., a publishing company, from March 1994 to September 1998, and as Assistant General Counsel for Macmillan, Inc., a publishing company, from June 1991 to January 1994. Ms. Hirsch holds a B.A. degree from Queens College and a J.D. degree from Washington College of Law at American University.

  Mr. Adams joined Prodigy's board of directors in May 1999. Mr. Adams served as chairman of the board of Texas Instruments Inc. from July 1996 to May 1998. From November 1989 to August 1995, he served as president and chief executive officer of Southwestern Bell Telephone Company, before becoming group president of SBC. He currently serves as a director of Texas Instruments, Inet Technologies and Storage Tek Corp.

  Mr. Elias joined Prodigy's board of directors in September 1997. He served as consulting advisor to the president of Telmex from September 1996 to May 1998 and has since served as head of commercial new technologies and regulation for Telmex. Since 1994, he has also been a private investor in Mexican real estate, textile and retail businesses. Mr. Elias is also a director of Carso Global Telecom, Telmex, Sears Roebuck de Mexico and several privately-held companies. Mr. Elias studied Business Administration at Anahuac University and received a Master in Business Management degree from the Instituto Panamericano de Alta Direccion de Empresa.

  Mr. Nakfoor joined Prodigy's board of directors in September 1997. Since 1991, Mr. Nakfoor has served as vice president of securities trading for Inversora Bursatil, S.A. de C.V., a wholly-owned subsidiary of Grupo Financiero Inbursa, S.A. de C.V., which is engaged in the securities brokerage, investment banking and money management businesses in Mexico. Grupo Financiero, which is affiliated with Carso Global Telecom, is a Mexican financial group whose businesses include banking, brokerage, insurance, leasing, factoring and other financial services. Mr. Nakfoor holds a B.A. degree in Economics and an M.B.A. degree from the University of Texas at Austin.

  Messrs. Salameh, Sanchez, Elias and Nakfoor were elected directors of Prodigy pursuant to a voting agreement between Carso Global Telecom and a former principal stockholder of Prodigy. The voting agreement was terminated in August 1998.

  Officers of Prodigy serve at the discretion of the board of directors and hold office until their successors are duly elected and qualified or until their earlier resignation or removal.

  Carlos Slim Helu, a Mexican citizen, and members of his immediate family, beneficially own a majority of the outstanding voting equity securities of Carso Global Telecom. Carso Global Telecom may be deemed to control Telmex through the regular-voting shares of Telmex that it owns directly and its interest in a trust which owns a majority of Telmex's outstanding regular-voting shares. Thus, Mr. Slim and members of his immediate family may be deemed to control Carso Global Telecom, Telmex and Prodigy. Mr. Salameh is married to Mr. Slim's niece, and Mr. Elias is married to Mr. Slim's daughter. There are no other family relationships among Prodigy's directors, executive officers and principal shareholders and their affiliates.

Item 11. Executive Compensation

  The following lists the total compensation earned in the years ended December 31, 1997, 1998 and 1999 for Prodigy's chief executive officer, its two other most highly compensated executive officers in 1999 who were serving as executive officers on December 31, 1999, and four former executive officers who were not serving as executive officers on December 31, 1999. These current and former executive officers are sometimes referred to as the named executive officers.

                           Summary Compensation Table

                                     Annual Compensation               Long-Term Compensation
                             --------------------------------------  --------------------------
                                                                     Securities
                                                       Other Annual  Underlying    All Other
Name and Principal Position  Year  Salary   Bonus      Compensation  Options(1) Compensation(2)
---------------------------  ---- -------- --------    ------------  ---------- ---------------
Current Executive
 Officers:
Samer F. Salameh.........    1999 $241,667 $127,250           --          --        $4,800
 Chairman of the Board       1998 $200,000 $ 65,084(3)        --          --        $6,000
 and Chief Executive         1997 $ 50,000 $ 90,000           --      156,250       $1,250
 Officer

David C.
 Trachtenberg(4).........    1999 $224,000 $115,828(3)        --          --        $4,200
 President and Chief         1998 $ 11,056      --            --      125,000          --
 Operating Officer           1997      --       --            --          --           --

Andrea S. Hirsch(5)......    1999 $201,083      --            --          --        $4,800
 Executive Vice              1998 $ 56,878 $180,000           --       93,750          --
 President, Business         1997      --       --            --          --           --
 Development, General
 Counsel and Acting Chief
 Financial Officer

Former Executive
 Officers:
James P. Dougherty(6)....    1999 $126,667 $ 49,876      $148,346(7)      --        $3,978
 Former General Manager,     1998 $171,138 $ 44,904           --          --        $4,404
 Business Services           1997 $ 15,385      --            --       93,750       $  462

David R. Henkel(8).......    1999 $201,083 $ 80,898           --          --        $4,800
 Former Executive Vice       1998 $ 79,167      --            --      187,500       $2,375
 President, Finance and      1997      --       --            --          --           --
 Chief Financial Officer

James L'Heureux(9).......    1999 $149,686 $ 60,000      $ 12,423(7)      --           --
 Former Executive Vice       1998 $190,000 $ 11,756           --       43,750          --
 President, Consumer         1997 $ 86,474 $ 40,000           --       50,090          --
 Services

Carena M. Pooth(10)......    1999 $174,167 $ 87,875           --          --        $4,800
 Former Executive Vice       1998 $181,250 $ 26,250           --       68,750       $4,313
 President, Technology       1997 $161,458 $ 22,500           --          --        $4,800

--------
 (1) Represents the number of shares covered by options to purchase shares of Prodigy's common stock. Prodigy has never granted any stock appreciation rights.
 (2) Represents company matching contributions under Prodigy's 401(k) plan.
 (3) Includes payments for car and housing expenses.
 (4) Commenced employment with Prodigy in December 1998.
 (5) Commenced employment with Prodigy in September 1998.
 (6) Ceased employment with Prodigy in August 1999.
 (7) Represents severance payments and vacation payouts.
 (8) Resigned as an executive officer of Prodigy in December 1999.
 (9) Ceased employment with Prodigy in January 1999.
 (10) Ceased employment with Prodigy in February 1999.

 Option Grants During 1999

  Prodigy did not grant stock options to any of the named executive officers during the year ended December 31, 1999.

 1999 Year-End Option Values

  The following table sets forth information about option exercises during 1999 by the named executive officers and the number and value of unexercised options held by each of the named executive officers on December 31, 1999.

   Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-end Option
                                     Values

                                                        Number of  Securities             Value of Unexercised
                                                       Underlying Unexercised             In-The-Money Options
                                                     Options at Fiscal Year End           at Fiscal Year End(2)
                         Shares Acquired    Value    -------------------------------    -------------------------
          Name             on Exercise   Realized(1) Exercisable      Unexercisable     Exercisable Unexercisable
          ----           --------------- ----------- -----------      --------------    ----------- -------------
Current Executive
 Officers:
Samer F. Salameh........     68,750      $1,489,844           43,750            43,750   $672,656    $  672,656
David C. Trachtenberg...        --       $      --            41,666            83,334   $592,701    $1,185,424
Andrea S. Hirsch........      5,000      $  109,998           26,250            62,500   $298,594    $  710,938
Former Executive
 Officers:
James P. Dougherty......     68,750      $1,561,792              --                --    $    --     $      --
David R. Henkel.........     84,085      $1,486,052            9,323            94,092   $106,049    $1,070,296
James L'Heureux.........     27,083      $  706,241              --                --    $    --     $      --
Carena M. Pooth.........     93,750      $1,577,475              --                --    $    --     $      --

--------
(1) Represents the difference between the exercise price and the fair market value of Prodigy common stock on the date of exercise.
(2) Represents the difference between the fair market value of Prodigy common stock at December 31, 1999 ($19.375) and the option exercise price.

Employment Agreements

 Current Executive Officers

  Mr. Salameh is employed under an employment agreement that expires on December 31, 2000 under which he currently receives an annual base salary of $200,000. Mr. Salameh received a sign-on bonus of $90,000 and is eligible to receive an annual performance bonus of up to 50% of his base salary, contingent on the successful completion of mutually established personal and corporate goals. Mr. Salameh is also eligible to participate in all of Prodigy's fringe benefit programs. Prodigy has agreed to provide Mr. Salameh with a monthly housing allowance of $4,000, a monthly car allowance of $1,050 and monthly round-trip airfare between New York and Mexico City. Mr. Salameh was also entitled to accelerated vesting of stock options as a result of the closing of Prodigy's initial public offering in February 1999. In the event Prodigy terminates Mr. Salameh's employment other than for cause, or does not offer by November 1, 2000 to renew his employment agreement for at least one year, Mr. Salameh will continue to receive his base salary and fringe benefits for a period of 12 months and will receive a severance payment equal to one week's base salary for each six months of completed service with Prodigy. If Mr. Salameh is terminated for any reason, Prodigy is required to pay up to $40,000 of Mr. Salameh's expenses to relocate out of the New York City area.

  Mr. Trachtenberg is employed under an employment agreement that expires on December 31, 2001 under which he currently receives an annual base salary of $224,000. Mr. Trachtenberg received a sign-on bonus of $74,000 and is eligible to receive an annual performance bonus of up to 50% of his base salary, contingent on the successful completion of personal and corporate goals as mutually established. Mr. Trachtenberg is also eligible to participate in all of Prodigy's fringe benefit programs. Prodigy has agreed to provide

Mr. Trachtenberg with a monthly car allowance of $2,166 and up to $5,000 to terminate his previous car lease. For the first six months of employment, Prodigy agreed to reimburse his reasonable temporary housing expenses and weekly commuting expenses between New York and Washington, D.C., and thereafter Prodigy will reimburse his relocation expenses and provide a monthly housing allowance of $3,500. Prodigy has also agreed to reimburse Mr. Trachtenberg's reasonable legal fees for review of his employment agreement. In the event Prodigy terminates Mr. Trachtenberg's employment other than for cause, he will continue to receive his base salary for a length of time based on his length of service and will receive accelerated vesting of options.

  Ms. Hirsch is employed under an employment agreement that expires on September 13, 2001 and under which she currently receives an annual base salary of $203,000. Prodigy paid Ms. Hirsch a sign-on bonus of $180,000. Ms. Hirsch is eligible to receive an annual performance bonus of up to 50% of her base salary, contingent on the successful completion of personal and corporate goals as mutually established. Ms. Hirsch is also eligible to participate in all of Prodigy's fringe benefit programs. In the event Prodigy terminates Ms. Hirsch's employment other than for cause after Ms. Hirsch's third month of service with Prodigy, Ms. Hirsch will continue to receive her base salary and fringe benefits for six months and will be entitled to accelerated vesting of stock options. In the event that Prodigy has not offered to renew her employment agreement prior to its expiration, Ms. Hirsch will continue to receive her base salary and fringe benefits for six months and will be entitled to receive a performance bonus for the six-month period. In the event Prodigy terminates Ms.Hirsch's employment other than for cause, she will continue to receive her base salary for a length of time based on her length of service and will receive accelerated vesting of options.

  Mr. Craft is employed by SBC but serves as executive vice president of finance, chief financial officer, treasurer and a director of Prodigy. SBC pays the salary of and provides employee benefits to Mr. Craft. Prodigy provides Mr. Craft with a monthly housing allowance, a monthly car allowance and the use of a cellular phone.

 Former Executive Officers

  Mr. Dougherty was employed under an employment agreement scheduled to expire on November 24, 2001 providing for an annual base salary of $190,000, a sign-on bonus of $20,000 and an annual performance bonus of up to 50% of his base salary, customary fringe benefits and other customary provisions. Effective August 31, 1999, Mr. Dougherty resigned, and Prodigy agreed to pay him a lump sum severance payment equal to nine months of base salary. Prodigy also agreed that 25,000 of Mr. Dougherty's options would vest on termination of employment.

  Mr. Henkel was employed under an employment agreement providing for an annual base salary of $190,000 subject to annual review and increase, an annual performance bonus of up to 50% of his base salary, a monthly housing allowance of $3,000, allowances for airfare between New York City and Dallas for Mr. Henkel and members of his family during the first year of his employment, relocation expenses of up to $3,000, customary fringe benefits and other customary provisions. Effective December 31, 1999, Mr. Henkel resigned as a director and officer but agreed to work as a part time employee of Prodigy for one fifth of his annual base salary until February 28, 2000. Prodigy agreed to pay him an annual performance bonus of up to 50% of his annual base salary for 1999 and continued fringe benefits through the end of his part time employment. Prodigy also agreed that 93,408 of his stock options would remain vested and exercisable through June 30, 2000 and that an additional 47,046 of his options would vest upon the closing of the SBC transaction and would remain vested and exercisable for three months from the closing of the SBC transaction.

  Mr. L'Heureux was employed under an employment agreement scheduled to expire on May 31, 2000 providing for an annual base salary of $190,000 subject to annual review and increase, a sign-on bonus of $40,000, an annual performance bonus of up to 50% of his base salary, customary fringe benefits and other customary provisions. Effective January 13, 1999, Mr. L'Heureux resigned, and Prodigy agreed to pay him a performance bonus of $60,000 for 1998 and severance consisting of a lump sum payment of $11,000 and continued salary and fringe benefits for nine months. Prodigy also agreed that 27,083 of Mr. L'Heureux's options would remain vested and exercisable through September 30, 1999.

Compensation Committee Interlocks and Insider Participation

  The current members of the compensation committee of the board of directors are Messrs. Adams, Elias and Nakfoor. Mr. Salameh makes recommendations and participates in discussions regarding executive compensation, but he does not participate directly in discussions regarding his own compensation. No executive officer of Prodigy has served as a director or member of the compensation committee or other committee serving an equivalent function of any other entity, whose executive officers served as a director of or member of the compensation committee of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires Prodigy's directors and executive officers, and persons who beneficially own more than 10% of Prodigy's common stock, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission.

  Except as described below, and based solely on its review of the copies of such forms received or written representations from certain reporting persons, Prodigy believes that during 1999 its directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements.

  Mr. Elias failed to file a timely Form 4 for the purchase of 45,000 shares and the acquisition of an option to purchase 30,000 shares in February 1999, Mr. Sanchez failed to file a timely Form 4 for the purchase of 5,000 shares in April 1999, Mr. Henkel failed to file a timely Form 4 for the purchase of 5,000 shares upon exercise of stock options and the simultaneous sale of such shares in September 1999 and Mr. Dougherty failed to file a timely Form 4 for the purchase of 25,000 shares upon exercise of stock options and the simultaneous sale of such shares in October 1999. All such transactions were reported in subsequent filings.

Compensation Committee Report On Executive Compensation

 Overview

  The compensation committee makes recommendations to the board of directors regarding the compensation of executive officers and directors and administers Prodigy's stock plans. Prodigy's executive compensation program is intended to promote the achievement of Prodigy's business goals and, thereby, to maximize corporate performance and stockholder returns. Compensation consists of a mixture of base salary, performance bonuses and stock-based incentives. The compensation committee utilizes base salaries and bonuses to tie an individual's compensation to individual and corporate performance and utilizes stock incentives to help align the long-term interests of executives and stockholders.

  In determining levels of compensation, the compensation committee considers a number of factors, such as:

  . competitive positioning, including compensation of executives and managers at comparable companies;

  .  present compensation levels;

  . individual performance, including expected future contributions to Prodigy; and

  .  Prodigy's need to attract, retain and reward key management personnel.

  The compensation committee, in determining Mr. Salameh's compensation, reviewed compensation for chief executives of publicly-held companies of similar size, particularly those in the ISP and similar businesses, Mr. Salameh's individual performance against quantitative and qualitative goals and the performance of Prodigy.

 Base Salary

  The base salary of each executive officer is reviewed annually. In setting base salaries, the compensation committee considers the factors described above. For 2000, the compensation committee has established Mr. Salameh's annual base salary at $268,750.

 Performance Bonuses

  The payment of bonuses to executive officers is directly related to their achievement of corporate and individual performance goals and Prodigy's performance in relation to an industry peer group. The amount of the bonus paid, if any, varies among executive officers depending on their success in achieving individual performance goals, their contribution to the achievement of corporate performance goals and Prodigy's performance compared to its peers.

  At the beginning of each year, Mr. Salameh proposes base salary and bonus parameters for the year to the compensation committee for consideration and approval. This proposal incorporates corporate-wide goals as well as goals jointly established by Mr. Salameh and each of the bonus plan participants for their individual areas of responsibility. For 1999, the compensation committee and the board of directors approved a target bonus based on the percentage of the base salary of each executive officer specified in his or her employment agreement, ranging from 30% to 50%. Depending upon each person's performance during the year, actual bonuses may range from 0% to 120% of the bonus percentage specified in his or her employment agreement. The individual and corporate goals generally represent objective measures of performance. These goals include quantifiable financial objectives, such as the achievement of revenue or operating cash flow targets, and milestones in subscriber levels and other areas. Prodigy's performance in relation to industry peers is based on quantifiable financial measures and stock price information.

  Throughout the year, Mr. Salameh meets with executive officers to review their progress in achieving these goals. After the end of the year, Mr. Salameh performs a final performance review with the compensation committee and presents proposed bonus award levels for consideration and approval. The compensation committee approved Mr. Salameh's proposals for bonuses for 1999. In recognition of the achievement of corporate and his individual goals, the compensation committee awarded Mr. Salameh a bonus of $ 150,000 in February 2000.

 Equity-Based Compensation

  Grants of options under Prodigy's stock option plans are intended to relate executive compensation to corporate performance and to help align long-term interests of Prodigy's executive officers and stockholders.

The compensation committee considers options to be an important method of providing an incentive for executive officers to remain with, and to continue to make significant contributions to, Prodigy. Therefore, in granting options the compensation committee considers the number and value of options held by each executive officer which will vest in future periods, in addition to the other factors described above. The compensation committee also seeks to maintain equitable relationships among executive officers who have similar levels of responsibility.

  During 1999, no options were granted to Mr. Salameh or any of the other named executive officers.

Director Compensation

  All directors are reimbursed for their expenses in attending board and committee meetings in accordance with Prodigy's expense reimbursement policies. Directors who are also employees of Prodigy do not receive additional compensation for serving as directors.

  In January 1999, Prodigy's board of directors and stockholders adopted Prodigy's 1999 outside director stock option plan. The director plan permits the issuance of up to 250,000 shares of common stock on the exercise of options granted under the director plan. All options granted under the director plan are non-statutory stock options. Pursuant to the director plan, each director of Prodigy who was not then employed by Prodigy received on the closing of Prodigy's initial public offering an option to purchase 30,000 shares of common stock at an exercise price equal to the price per share at which shares were sold in the initial public offering. Accordingly, Messrs. Sanchez, Elias and Nakfoor each received 30,000 options on the closing of the initial public offering at an exercise price of $15.00 per share. Thereafter, each new non-employee director will receive, on his or her initial election to the board of directors, an option to purchase an option to purchase 30,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. As a result, Mr. Adams received an option to purchase 30,000 shares at an exercise price of $25.625 on his initial election to the board of directors on May 17, 1999. All options granted under the director plan vest in four equal annual installments, based on continued service as a director, and expire three months after termination of service as a director. In the event of an acquisition of Prodigy, 50% of all then unvested options will accelerate and become exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table illustrates the beneficial ownership of Prodigy common stock as of March 31, 2000 by:

  . each person or entity known to Prodigy to own beneficially more than 5% of Prodigy common stock;

  . each of the directors of Prodigy;

  . each of the named executive officers of Prodigy; and

  . all current executive officers and directors of Prodigy as a group.

  In addition, the table depicts the shares beneficially owned if the SBC transaction is not completed, as illustrated in the first column, and the shares beneficially owned if the SBC transaction is completed, as illustrated in the second column. If the pending FlashNet merger is completed, all percentages will be diluted by approximately 4.5%.

                                  Shares beneficially   Shares beneficially
                                  owned prior to the    owned after the SBC
                                  SBC transaction(1)      transaction(1)
                                 --------------------- ---------------------
              Name                 Number   Percentage   Number   Percentage
              ----               ---------- ---------- ---------- ----------
Current directors, executive
 officers and 5% stockholders:
  Carlos Slim Helu(2)            41,413,111    64.1%   41,413,111    35.6%
  Carso Global Telecom(3)        29,396,911    45.5    29,396,911    25.3
  Telmex(4)                      12,016,200    18.6    12,016,200    10.3
  Samer F. Salameh(5)               112,500       *       134,375       *
  James R. Adams                         --       *        15,000       *
  Allen Craft(6)                         --       *            --       *
  Arturo Elias(5)                    45,000       *        60,000       *
  James M. Nakfoor(5)                10,000       *        25,000       *
  Alfredo Sanchez(5)                 47,000       *        62,000       *
  David C. Trachtenberg              41,666       *        83,333       *
  Andrea S. Hirsch                   26,250       *        57,500       *
  All current executive officers
   and directors as a group
   (8 persons)(5)(7)                282,416       *       437,208       *
Other 5% stockholders:
  SBC (8)                                --      --    51,821,505    44.5
  Sears(9)                        4,536,778     7.0     4,536,778     3.8
Former executive officers:
  James P. Dougherty                 43,750       *        43,750       *
  David R. Henkel                       323       *        47,369       *
  James L'Heureux                        --      --            --      --
  Carena M. Pooth                        --      --            --      --

--------
 * Denotes ownership of less than 1% of the outstanding shares of Prodigy common stock.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares which the individual or entity has the right to acquire within 60 days after March 31, 2000 through the exercise of any stock option, warrant or other right. Beneficial ownership also includes the shares subject to options held by current executive officers and directors that will accelerate and become exercisable upon completion of the SBC transaction. However, these shares are not deemed outstanding for purposes of calculating the percentage ownership of any other person. The inclusion in this table of any shares does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power with respect to all shares of capital stock listed as owned by the person or entity.
(2)  Consists of the listed shares hold by Carso Global Telecom and Telmex.
     Mr. Slim and members of his immediate family beneficially own a majority of the outstanding voting equity securities of Carso Global Telecom.
     Thus, Mr. Slim and members of his immediate family may be deemed to control Carso Global Telecom, Telmex and Prodigy. The business address of Carso Global Telecom and Mr. Slim is Paseo de las Palmas, #736,
     Col. Lomas de Chapultepec, Mexico City, Mexico 11000.
(3) Excludes the listed shares held by Telmex. Carso Global Telecom may be deemed to control Telmex though the regular-voting shares of Telmex that it owns directly and its interest in a trust which owns a majority of Telmex's outstanding regular-voting shares. Carso Global Telecom is a Mexican holding company.
(4) Telmex's business address is Parque Via 190, Oficina 1016, Colonia Cuauhtemoc, Mexico City, Mexico 06599.
(5)  Excludes the listed shares held by Carso Global Telecom, Telmex and SBC.
(6)  Excludes the listed shares held by SBC.
(7) Includes 169,792 shares that are subject to options that will become exercisable on completion of the SBC transaction.
(8) Consists of shares issuable upon conversion of Prodigy Class B common stock and units in the operating partnership to be issued to SBC on completion of the SBC transaction. Does not include a warrant valued at $10,000,000 to purchase Prodigy common stock which SBC will receive in exchange for agreeing to guarantee Prodigy's ongoing performance obligations under its customer contracts in connection with a pending third party financing. See "Prodigy Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." SBC's business address is 175 East Houston, San Antonio,
     Texas 78205.
(9) Ownership is based on a Schedule 13G/A filed by Sears with the Securities and Exchange Commission on February 10, 2000. Includes 2,409,145 shares issuable on exercise of a warrant. Sears' business address is 3333
     Beverly Road, Hoffman Estates, Illinois 60179.

Item 13. Certain Relationships and Related Transactions

 Transactions with IBM and Sears

  On June 17, 1996, Prodigy's predecessor business, Prodigy Services Company, was acquired from IBM and Sears for $46,950,000 in cash plus the issuance of convertible promissory notes valued at $30,500,000. In connection with the acquisition:

  . IBM and Sears assumed Prodigy Services Company's four existing retirement plans and all obligations thereunder;

  . IBM received sole ownership of six patents jointly-owned with Prodigy Services Company, Prodigy received sole ownership of two other jointly-owned patents, and IBM and Prodigy entered into patent cross-license agreements; and

  . Prodigy is obligated to indemnify IBM and Sears for claims and liabilities arising out of Prodigy Services Company's business, whether arising before or after the closing of the acquisition of Prodigy Services Company, except with respect to the retirement plans assumed by IBM and Sears.

  Upon the closing of Prodigy's initial public offering in February 1999, IBM and Sears each surrendered its convertible promissory note and received:

  .  2,127,633 shares of common stock, and

  . a warrant to purchase 2,409,145 shares of common stock at an exercise price of $19.50 per share at any time prior to February 16, 2002.

  IBM and Sears have customary piggyback and demand registration rights for their shares. IBM and Sears have agreed to vote their shares of common stock in accordance with the voting recommendations of Prodigy's board of directors.

  In October 1998, Prodigy sold to IBM a version of Prodigy's service provider platform software enabling an Internet service provider to manage subscriber data. IBM paid Prodigy $2,000,000, and Prodigy retained a perpetual, royalty-free license to use and upgrade the software for its own use. Prodigy does not use this software to manage its own subscriber data.

  Between June 1996 and October 1997, IBM and Sears paid the State of New York $3.4 million for sales and use taxes assessed against Prodigy Services Company for periods ended prior to the acquisition of Prodigy Services Company. In October 1997, Prodigy, IBM and Sears agreed that each of them would be liable for one-third of all sales and use taxes assessed against Prodigy Services Company for periods ended prior to the acquisition of Prodigy Services Company, and Carso Global Telecom paid $567,000 to each of IBM and Sears in light of prior payments of these taxes by IBM and Sears.

  Prior to outsourcing its network to Splitrock, Prodigy utilized a network backbone and local phone access sites provided by Advantis and subsequently by IBM Global Services after IBM acquired Sears' interest in Advantis during 1997. Prodigy also purchases computer equipment from IBM on normal commercial terms. For network services and equipment purchases, Prodigy paid IBM/Advantis $15,091,000 during 1996, $33,244,000 during 1997, $8,742,000 during 1998 and
$6,770,000 during 1999.

  At the time of outsourcing its network to Splitrock, Prodigy had non-cancelable commitments to purchase network services from Advantis/IBM Global Services. In December 1998, to satisfy these commitments, Prodigy agreed to purchase from IBM, on normal commercial terms, maintenance and voice-related network services in the amount of $7,500,000 prior to December 31, 2000. If the amount of these purchases does not equal $7,500,000 by December 31, 2000, Prodigy must pay the balance in cash on or before December 31, 2000.

 Transactions with Carso Global Telecom and Telmex

  Stock Purchases by Carso Global Telecom. Pursuant to a funding agreement entered into in connection with the acquisition of Prodigy Services Company, Carso Global Telecom granted Prodigy a stock put giving Prodigy the right to require Carso Global Telecom to purchase up to $125,000,000 of common stock at a price of $24.00 per share. The dollar amount of the stock put was subject to reductions. On October 31, 1996, the exercise price of the stock put was reduced to $12.00 per share.

  Carso Global Telecom purchased the following shares of Prodigy in private transactions prior to Prodigy's initial public offering in February 1999:

                                         Total
                           Number of    Purchase
Date                         Shares      Price         Type of Transaction
----                       ---------- ------------ ---------------------------
February 1996-September
 1996.....................  1,007,750 $ 12,057,750 Purchases from stockholders
March 1996-September
 1996.....................  1,750,000 $ 21,000,000 Purchases from Prodigy
October 1996..............    291,667 $  3,500,000 Purchase from Prodigy
December 1996.............    675,000 $  8,100,000 Warrant exercise
March 1997-October 1997...  8,661,538 $103,938,467 Purchases from Prodigy
December 1997............. 12,385,956 $ 49,543,822 Purchase from Prodigy
April 1998................  3,250,000 $ 13,000,000 Warrant exercise
July 1998.................  1,375,000 $ 11,000,000 Purchase from Prodigy

  The warrants reflected in the above table were granted by Prodigy to Carso Global Telecom in connection with its financing commitments to Prodigy.

  Private Stock Purchases by Telmex. In August 1998, Telmex purchased 6,125,000 shares of common stock from Prodigy for $8.00 per share for a purchase price of $49,000,000. Pending regulatory approval of the investment, Telmex made an unsecured, interest-free loan of $49,000,000 to Prodigy. In August 1998, Telmex also purchased 3,287,500 shares of common stock from two stockholders of Prodigy for $8.00 per share for a total purchase price of $26,300,000. In February 1999, Telmex purchased 2,000,000 shares of common stock from Prodigy for $15.00 per share for a purchase price of $30,000,000.

  Subscriber Management Agreement With Telmex. In January 1999, Prodigy and Telmex signed an agreement under which Prodigy manages Telmex's Prodigy Internet de Telmex subscribers in Mexico for a monthly management fee. The fee is equal to 15% of the invoiced sales price minus discounts, excise taxes and credits for returns on the first 200,000 subscribers and 10% on additional subscribers. The agreement expires in January 2004 and may be terminated by Telmex if Prodigy undergoes a change of control.

Transactions with SBC

  On March 16, 2000, Prodigy and Citibank signed a letter agreement which contemplates that Citibank will structure and arrange financing of $200 million secured by the future service fees payable by contract subscribers to the Prodigy Internet service. The letter agreement includes a preliminary summary of principal terms and conditions, estimated expenses and the structuring fee due Citibank at closing. The letter agreement does not constitute a firm financing commitment from Citibank. The Citibank financing is subject to the issuance by SBC of a performance guarantee and satisfaction of the following conditions:

  .  satisfactory completion of Citibank's due diligence review of Prodigy;

  . in Citibank's determination, the absence of any material adverse change in the financial markets or in the financial condition or operations of Prodigy;

  . negotiation and execution of mutually satisfactory documentation for the financing;

  .  the receipt of specified ratings from ratings agencies; and

  . the receipt of internal Citibank credit approval and any other approvals and legal opinions as Citibank may deem necessary or advisable.

  In connection with this financing, SBC has agreed to guarantee Prodigy's ongoing performance obligations under its customer contracts. Prodigy and SBC have not fully negotiated the terms of the guarantee. In exchange for this guarantee, Prodigy and SBC have agreed in principle that SBC will receive a warrant to purchase Prodigy common stock, that the warrant will have a value of $10,000,000 based on the Black-Scholes valuation methodology and that the warrant will become exercisable only if:

  .  SBC's performance guarantee is triggered;

  .  Prodigy's chief executive officer is not then an SBC appointee; and

  . SBC, Carso Global Telecom and Telmex then collectively own, on a fully-diluted basis, securities representing less than 50% of the voting power of Prodigy's the outstanding securities.

  Prodigy and SBC have not yet agreed on the duration of the warrant, when the warrant will be valued or the combination of the number of shares and exercise price that will yield a value of $10,000,000 based on the Black-Scholes methodology. Moreover, based on the uncertainty of future market conditions, the ultimate value of the warrant could significantly exceed $10,000,000 at the time of exercise. If the financing were to close on the date hereof, the conditions specified in the last two bullet points above would not be satisfied, and Prodigy cannot predict when, or if, the SBC warrant would become exercisable. See "Prodigy Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  Allen Craft, an executive officer and director of Prodigy is employed by SBC. SBC pays the salary of and provides employee benefits to Mr. Craft. See "Prodigy's Management--Executive Officer and Directors."

Comparative Stock Performance

  The graph below compares the cumulative stockholder return on Prodigy's common stock for the period from February 11, 1999 (the date on which it began to trade on the Nasdaq National Market) through December 31, 1999 with the cumulative total return on the Media General Market Weighted NASDAQ Index Return and a peer group index comprised of Cavion, Concentric Network, E.Spire Communications, EarthLink, Euro909.com, Euroweb Internet, Frontline Communications, GlobalNet Financial, GRIC Communications, IDT Corporation, Interactive Pictures, Internet Network Services, Internet America, Internet Commerce, Internet Initiative, Internet.com, Juno Online Services, Korea Thrunet, MindSpring Enterprises, Navisite, OneMan.com, Pacific Internet, PSINet, RMI.Net, Satyam Infoway, Softnet Systems, Terra Networks, Verio, Voyager.Net and Ziplink. The comparison below assumes the investment of $100 on February 11, 1999 in Prodigy's common stock, the Media General Market Weighted NASDAQ Index Return and the peer group index. In each case, the comparison assumes reinvestment of all dividends. Measurement points are on February 11, 1999, March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999.

                              [GRAPH APPEARS HERE]

                                                1999
                         ------------------------------------------------------
                         February 11 March 31 June 30 September 30  December 31

Prodigy Communications     100.00     136.44   92.00      63.11        68.89
  Corporation
Peer Group Index           100.00     160.81  124.22     117.00       177.06
Media General Market
  Weighted NASDAQ          100.00      98.18  106.83     108.57       160.35
  Index Return

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRODIGY COMMUNICATIONS CORPORATION

May 1, 2000                        By: /s/ Samer F. Salameh
                                       --------------------
                                       Samer F. Salameh
                                       Chairman of the Board and
                                       Chief Executive Officer

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Prodigy has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRODIGY COMMUNICATIONS CORPORATION

Date: May 1, 2000                       By: /s/ Samer F. Salameh
                                           -----------------------------------
                                          Samer F. Salameh
                                          Chairman of the Board
                                          and Chief Executive Officer