Form 10-K/A
period 1999-12-31
PRODIGY COMMUNICATIONS CORP
filed 2000-05-15
CIK 824740

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                              AMENDMENT NO. 2 TO
                   ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                       Commission file number: 000-25333

                      PRODIGY COMMUNICATIONS CORPORATION

            (Exact name of registrant as specified in its charter)

               DELAWARE                               04-3323363
                                                   (I.R.S. Employer
    (State or other jurisdiction of              Identification No.)
            incorporation)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

   None.

   Prodigy Communications Corporation (the "Company" or "Prodigy") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

Item     Description                                                                             Page
----     -----------                                                                             ----
                                               PART I

Item 1   Business...............................................................................   3
Item 2   Properties.............................................................................  20
Item 3   Legal Proceedings......................................................................  21
Item 4   Submission of Matters to a Vote of Security Holders....................................  22

                                              PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters..................  23
Item 6   Selected Financial Data................................................................  23
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations..  27
         Certain Factors That May Affect Future Operating Results...............................  37
Item 7A  Quantitative and Qualitative Disclosures About Market Risk.............................  49
Item 8   Financial Statements and Supplementary Data............................................  49
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  76

                                              PART III

Item 10  Directors and Executive Officers of the Registrant.....................................  77
Item 11  Executive Compensation.................................................................  81
Item 12  Security Ownership of Certain Beneficial Owners and Management.........................  89
Item 13  Certain Relationships and Related Transactions.........................................  90

                                              PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  93

   This report on Form 10-K/A includes "forward-looking statements", including statements containing the words "believes", "anticipates", "expects" and words of similar import. All statements other than statements of historical fact included in this report including, without limitation, such statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere herein, regarding Prodigy or any of the transactions described herein, including the timing, financing, strategies and effects of such transactions and Prodigy's growth strategy and anticipated growth, are forward-looking statements. Important factors that could cause actual results to differ materially from expectations are disclosed in this report, including, without limitation, in conjunction with the forward-looking statements in this report and under the heading "Certain Factors That May Affect Future Operating Results" under Item 7.

   Prodigy, the Prodigy globe logo and Prodigy Internet are registered trademarks, and Are You A Prodigy?, the Are You A Prodigy? logo, It's a tool for living, Prodigy Classic, the Prodigy Internet logo and Prodigy MailLink are trademarks of Prodigy. All other brand or product names may be trademarks or registered trademarks of their respective owners.

                                    PART I.

ITEM 1. BUSINESS

   Prodigy is a leading nationwide Internet service provider that provides fast and reliable Internet access and other Internet-based services. Prodigy's nationwide Internet service offering, customer base and well recognized brand name have made it a leading national Internet service provider. Prodigy tailors its services to target the consumer, small business and U.S. Hispanic markets. Prodigy has nationwide brand recognition and customer acquisition not available to regional and local Internet service providers. Prodigy utilizes a nationwide network covering over 850 cities in all 50 states. This network allows approximately 90% of the United States population to access Prodigy's services with a local telephone call. Prodigy believes its scalable technology allows it to grow cost-effectively without significant capital expenditures. The number of billable subscribers to Prodigy Internet, including subscribers who switched from Prodigy's original Prodigy Classic online service, increased from 221,000 at December 31, 1997 to 1,138,000 at December 31, 1999.

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

   Prodigy has been an online pioneer since its inception in 1984. Prodigy launched Prodigy Classic as the world's first consumer-focused online service in 1988. Prodigy Classic featured custom content, e-mail and chat rooms and was based on technologies owned by Prodigy. In October 1996, Prodigy launched Prodigy Internet, a service allowing consumers with any computer operating system to access the Internet. Prodigy Classic was discontinued in October 1999 as Prodigy completed the transition to Prodigy Internet. Since the autumn of 1997, Prodigy has focused on expanding the Prodigy Internet subscriber base and introducing additional Internet-based services. Prodigy has also used outside companies for network coverage, customer support and content. Due to these initiatives, Prodigy has substantially reduced its fixed operating costs and number of employees. Prodigy believes it can accommodate sustained subscriber growth cost-effectively without significant capital expenditures.

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

   Prodigy believes many of these customer acquisition channels are not available to regional and local Internet service providers who lack a nationwide presence. Prodigy Internet software is included on PCs shipped by many leading PC manufacturers. This software is also included in the online services folder of every copy of Windows 98 and Windows 2000 shipped by Microsoft for sale in retail channels or for loading on new PCs. The Prodigy Internet service is also included in Microsoft's Internet service providers Internet Referral Service Program.

   Scalable Business Model. Prodigy has created a business and operating model that it believes can accommodate sustained subscriber growth cost-effectively without significant capital expenditures. Prodigy outsources major capital- and labor-intensive functions to companies that it believes can provide scalable and dependable network coverage, customer service and organized content. Prodigy's outsourcing arrangements enable it to rely on the resources of other companies while drawing on its own experience to manage these services. As a result, the principal costs of servicing new subscribers, network usage and telephone customer service are variable and generally increase only as the subscriber base increases. In addition, Prodigy's e-mail and customer authentication systems have been developed in-house to support a large number of customers. Prodigy's existing data hosting facilities have the capacity to support millions of additional subscribers.

   Fast and Reliable Service. Prodigy Internet offers fast and reliable Internet connections. Prodigy Internet subscribers have direct Internet access at speeds of up to 56 kilobits per second.

   Nationwide Network Coverage. The networks used to offer the Prodigy Internet service cover over 850 cities in all 50 states. The networks can provide dial-up access, with a local telephone call, to approximately 90% of the households in the United States. Prodigy also offers network access via an 800 telephone number for $.10 per minute without an additional enrollment charge. Prodigy also offers high-speed DSL access in seven states and is negotiating agreements expected to provide nationwide DSL coverage by the end of 2000.

   Superior Customer Experience. In addition to being easy to use and personalize, Prodigy believes Prodigy Internet offers a productive and rewarding customer experience. Prodigy's customer services include toll-free telephone support, various online support options and an online "members helping members" program. Prodigy distributes its customer service calls over multiple outsourcing partners to reduce call waiting times. Prodigy has developed proprietary filters to limit unsolicited commercial email, or "spam," sent by or addressed to subscribers. Prodigy accepts banner advertisements and sponsorships but does not generate pop-up advertisements which appear on smaller screens that automatically overlay the user's PC screen. Prodigy also offers a program that rewards subscribers for their loyalty with points that can be redeemed for gift certificates at selected retail stores.

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

   Introduce New Services. Prodigy is expanding its Web hosting business and introducing additional Internet-based services. In October 1999, Prodigy acquired BizOnThe.Net, a Web hosting business which sells Web sites to customers. The designs of these sites are based on standardized forms and artwork, which are customized for specific lines of business. Prodigy is enhancing its ability to obtain and organize customer data to enable targeted sales and marketing of Internet-based services to existing subscribers. In addition, Prodigy plans to expand its electronic commerce activities and has introduced broadband services with Bell Atlantic and Covad.

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

Products and Services

 Prodigy Internet

   Prodigy Internet is an open standards-based Internet access service, allowing consumers with any computer operating system to access the Internet. The Prodigy Internet service combines the depth and breadth of the Internet with the ease of use and organization of a traditional online service. Prodigy Internet users receive fast and reliable access to the Internet, Prodigy-branded and partner-branded content and other Prodigy member services.

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

  .  space on Prodigy's servers to host a personal Web page; and

  .  Web-based email.

   Prodigy Internet also offers for most Prodigy Internet subscribers:

  . a personalized home page for each subscriber which includes personalized news services through MSNBC, stock portfolios, weather through Accuweather, local TV listings and sports scores;

  . customer service and online member support, including help files, tutorials and other online educational tools;

  . content generated by community members using communication tools such as chat, message boards, news groups, bulletin boards and personal Web pages; and

  . access to online transactions on the Web through the Prodigy home page and other e-commerce platforms.

   The Prodigy Internet service is compatible with Internet standards and protocols, allowing use of industry-standard client/server software. Unlike some online services that use proprietary technologies, Prodigy Internet merges seamlessly with Web content and can be regularly updated to incorporate advances in Internet technologies, such as new browsers, RealAudio players and security devices for electronic commerce. Prodigy Internet is compatible with the Microsoft Internet Explorer and Netscape Navigator browsers on the Windows 98, Windows 95 and Windows 3.1 operating systems and on Macintosh computers. Microsoft Internet Explorer is the primary browser shipped on disks that contain the Prodigy Internet software.

   As of December 31, 1999, there were 1,138,000 billable subscribers to the Prodigy Internet service.

   The price plans for the Prodigy Internet service vary and are subject to change. Prodigy Internet's principal price plans currently are:

  .  $19.95 per month for unlimited usage with a 30-day money back guarantee;

  . a discounted prepaid annual plan of $198 for one year of unlimited usage, equivalent to $16.50 per month;

  . $9.95 per month for three months of unlimited usage, and $19.95 per month thereafter;

  . a free trial for 30 days with unlimited usage, and $19.95 per month thereafter;

  .  $21.95 per month for unlimited usage plus five mailboxes; and

  . $21.95 or $19.95 per month for new customers acquired under contract acquisition programs with major PC retailers.

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

  . In December 1999, Prodigy announced a relationship with Metris and Mastercard to offer a Prodigy Internet Mastercard to Prodigy members. The program is scheduled to launch in the second quarter of 2000.

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

   In April 2000, Prodigy became the exclusive co-branded preferred Internet service provider for Hispanic Broadcasting Company, a large Spanish-language radio broadcasting company in the United States, and Prodigy en Espanol will be the preferred Internet access service featured on Hispanic Broadcasting Company's radio stations, Web sites and special events. The agreement between Prodigy and Hispanic Broadcasting Company includes on-air and off-air promotional time as well as provision for Prodigy to provide hosting services for Hispanic Broadcasting Company's corporate Internet activities.

   As of December 31, 1999, Prodigy managed approximately 364,000 Prodigy Internet de Telmex subscribers. See Item 13--"Certain Relationships and Related Transactions." Telmex is the leading provider of local and long-distance telephone services in Mexico and is the principal full-service telecommunications provider in Mexico. Telmex owns the nationwide network of local telephone lines and the principal public long-distance telephone transmission facilities in Mexico, and has built a nationwide data transmission network. Carso Global Telecom currently controls Telmex. Carso Global Telecom and Telmex are Prodigy's principal shareholders.

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

   Billing. Prodigy outsources its customer billing system and services to CSG Systems, CSG Systems' billing system is highly customized and flexible and supports prompt pricing changes. CSG Systems provides credit card and paper billing, transaction processing and check handling. Prodigy bills a substantial majority of its current subscribers through pre-authorized credit card charges. Other subscribers receive invoices.

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

   The agreement, as amended, will expire as December 31, 2001 and is subject to automatic renewal for successive one-year terms unless terminated by either party on 12 months' notice. Until termination of the agreement, Prodigy has agreed that Splitrock will be Prodigy's primary provider of network services. During this period, Prodigy must give Splitrock advance notice of, and the opportunity to discuss with Prodigy, any forms of service access, other than network access, that Prodigy wishes to pursue in the United States.

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

   There are more than 5,000 Internet service providers in the United States, most of which operate small, local businesses. Additional regional telephone operating companies, long-distance carriers and cable companies may also enter the market. Internet-search service companies and major telecommunications companies have established various partnering arrangements, which could result in increased competition for Prodigy. Moreover, Prodigy faces competition from companies that provide broadband connections to households, including local and long-distance telephone companies, cable television companies and electric utility companies. Broadband technologies offer significantly faster Internet access than conventional modems, and the above-listed companies could include Internet access in their basic service packages, could offer access for a nominal additional charge or could prevent Prodigy from delivering Internet access through the cable or wire connections that they own. Some competitors, such as NetZero, offer free Internet access services.

   Among the larger providers of Internet service providers services are EarthLink, which has merged with MindSpring, Microsoft Network, AT&T WorldNet, MCI Internet, IBM Internet Connection, PSINet, GTE

Internetworking and Concentric Network Corporation. Microsoft's ownership of the dominant PC operating system and the Microsoft Internet Explorer browser may give Microsoft Network certain competitive advantages, including distribution and marketing synergies. Prodigy also competes with America Online, which offers the America Online and CompuServe proprietary online services over closed networks and Internet access.

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

Employees

   At March 31, 2000, Prodigy had 438 full-time employees, of whom 63 were in sales and marketing, 166 were in technology and product development, 123 were in customer service, and 86 were in management, finance and administration. As necessary, Prodigy supplements its regular employees with temporary and contract personnel, which totaled 130 persons at March 31, 2000.

   None of Prodigy's employees is represented by a labor union. Prodigy believes that its employee relations are good.

Pending Transactions

SBC

 Overview and Structure of the SBC Transaction

   On November 22, 1999, Prodigy and SBC announced that they had agreed to establish a strategic relationship in which:

  .  SBC will acquire an approximate 43% indirect interest in Prodigy;

  . Prodigy will be the exclusive retail Internet service marketed by SBC to consumers and small businesses in the United States;

  . SBC will purchase the Prodigy Internet service from Prodigy on wholesale terms and provide it to SBC's approximately 690,000 existing Internet subscribers--the wholesale price to be paid by SBC to Prodigy for the Prodigy Internet service that SBC will resell to its existing Internet subscribers will equal SBC's average retail price as of the closing less reasonable and necessary expenses actually incurred by SBC in serving its existing Internet subscribers;

  . SBC has committed to obtain for Prodigy 1,200,000 additional Internet subscribers over a three-year period--all new subscribers obtained for Prodigy by SBC will be Prodigy subscribers;

  . Prodigy has agreed to pay SBC a fee of between $40 and $75 for each subscriber obtained by SBC;

  . SBC has agreed to pay Prodigy a penalty, under a specified formula, if SBC does not obtain 1,200,000 additional Internet subscribers for Prodigy over the three-year period, with the size of the penalty based on the number of subscribers actually obtained by SBC who pay at least one monthly bill from Prodigy--for example, the penalty will range from $165,000,000 if SBC acquires no new subscribers for Prodigy, to $105,000,000 if SBC acquires 600,000 new subscribers for Prodigy, to no penalty if SBC acquires 1,200,000 new subscribers for Prodigy;

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

   SBC's exclusive rights described in the three preceding bullet points will be subject to Prodigy's existing agreements with other providers. Prodigy currently has agreements with other providers of network, telecommunications and related services. These agreements will not be affected by the SBC's transaction. When these agreements terminate, SBC's exclusive rights described above will apply.

 In order to implement our strategic relationship with SBC:

  . Prodigy will contribute substantially all of its assets and liabilities and transfer its employees to the operating partnership;

  . SBC will contribute to the operating partnership routers, servers and associated hardware used in connection with SBC's consumer and small business Internet operations and that are selected by Prodigy because Prodigy determines that they will be useful in connection with the provision of services to SBC's customers and Prodigy's customers after the closing;

  . SBC will contribute to the operating partnership intangible assets consisting primarily of royalty-free licenses to use SBC's trademarks in connection with the marketing and operation of the Prodigy Internet service and Prodigy's right to manage SBC's existing Internet customers;

  . Prodigy will receive an initial interest in the operating partnership of approximately 57%;

  . SBC will receive an initial interest in the operating partnership of approximately 43%; and

  . SBC may convert its interest in the operating partnership into a direct equity interest in Prodigy at any time, or may require the operating partnership to be merged into Prodigy at any time.

   As a result of this structure, Prodigy will become a holding company and its principal asset will be its interest in the operating partnership. Upon the liquidation of the operating partnership, the assets contributed by Prodigy and SBC will be distributed to them after payment of the operating partnership's liabilities.

 Following the SBC transaction, Prodigy will:

  . provide the Prodigy Internet service to SBC's existing Internet subscribers;

  . continue to provide the Prodigy Internet service to Prodigy's current subscribers;

  . obtain additional Prodigy Internet subscribers through SBC's marketing efforts; and

  . continue to obtain new Prodigy Internet subscribers through Prodigy's existing and new channels on a nationwide basis.

   At the closing, Prodigy will also issue to the SBC subsidiary one share of Prodigy Class B common stock in consideration of $100. Prodigy Class B common stock will be convertible at any time, on a one-for-one basis, into the same number of shares of Prodigy Class A common stock. When transferred to any person or entity not affiliated with SBC, Prodigy Class B common stock will automatically convert into Prodigy Class A common stock. Only one share of Class B common stock will be authorized for issuance and Prodigy does not anticipate issuing any additional shares of Class B common stock to SBC or anyone else. As part of its strategic relationship with SBC, Prodigy will also amend its certificate of incorporation and by-laws to implement the following corporate governance arrangements:

  .  SBC will have the right to appoint three Prodigy directors;

  . Carso Global Telecom and Telmex, Prodigy's current principal stockholders, will have the right to appoint three Prodigy directors;

  . Prodigy's other three directors will be its chief executive officer and two independent directors;

  . Prodigy's board will establish a new executive steering committee, which must approve all major corporate actions prior to being submitted to the board for consideration; and

  . SBC will have the right to appoint two members of the executive steering committee and Carso Global Telecom an Telmex will have the right to appoint the other two members of the executive steering committee.

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

 Rights of Prodigy Stockholders Following the SBC Transaction

   Prodigy's stockholders, including FlashNet's former shareholders if the FlashNet merger is completed, will exchange their Prodigy common stock for Prodigy Class A common stock. Prodigy Class A common stock will be listed on the Nasdaq National Market and will be freely tradeable to the same extent as Prodigy common stock formerly was. Holders of Prodigy Class A common stock will generally have rights identical to holders of Prodigy Class B common stock, except that:

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

 Governance of Prodigy and the Operating Partnership Following the SBC
 Transaction

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

 Directors of Prodigy Following the SBC Transaction

   Samer F. Salameh, as Prodigy's current chief executive officer, will remain a director upon completion of the SBC transaction. Carso Global Telecom and Telmex have indicated to Prodigy that two of their designees to Prodigy's board will be James M. Nakfoor and Jaime Chico Pardo, whose biography appears below, but that they have not yet selected their third designee. SBC has indicated to Prodigy that its three designees to Prodigy's board will be James D. Gallemore, James S. Kahan and Charles J. Roesslein, whose biographies appear below. Carso Global Telecom, Telmex and SBC have not yet indicated to Prodigy who their representatives on the executive steering committee will be. Prodigy expects that Allen Craft, Arturo Elias and Alfredo Sanchez will resign as directors upon completion of the SBC transaction. Prodigy intends to appoint two independent directors within ninety days after completion of the SBC transaction. As a result, FlashNet stockholders should understand that the composition of the Prodigy board of directors following completion of the SBC transaction will be significantly different than the directors elected at the annual meeting.

   Jaime Chico Pardo, age 50, currently serves as vice chairman and chief executive officer of Telmex, which he joined as chief executive officer in 1995. From 1993 to 1995, Mr. Chico Pardo was president and chief executive officer of Grupo Condumex, S.A. de C.V., a manufacturer of products for the construction, automobile and telecommunications industries. Mr. Chico Pardo is also vice chairman of Carso Global Telecom and a director of Grupo Carso and Grupo Financiero Inbursa, both of which are affiliated with Carso Global Telecom. He also serves as a director of Honeywell International Inc., a diversified technology and manufacturing company.

   James D. Gallemore, age 48, has served as executive vice president--SBC Strategic Marketing & Planning of SBC Operations, Inc. since April 1997. Previously, he was vice president--marketing for Southwestern Bell Operations from 1995 until April 1997. He served as vice president--marketing of

Southwestern Bell Telephone from 1994 to 1995 and as its assistant vice president--marketing from 1992 to 1994. From 1973 to 1992, he held various marketing and sales positions with SBC companies.

   James S. Kahan, age 52, has been employed by various SBC affiliates since 1983. He has served as SBC's senior executive vice president--corporate development since October 1999. He was SBC's senior vice president--corporate development from 1992 to October 1999. Previously, he was managing director-- corporate development from 1988 to 1992. Mr. Kahan is also a director of Bell Canada and Amdocs Ltd., a leading provider of product-driven information system solutions to major telecommunications companies.

   Charles J. Roesslein, age 51, has served as a senior vice president of SBC since March 2000. From October 1999 to March 2000, he was president-SBC CATV, responsible for SBC's cable television operations at Ameritech and Southern New England Telephone. From 1997 to 1999, Mr. Roesslein was president and chief executive officer of SBC Technology Resources, responsible for the development of SBC's long-term technology strategies. He was vice president-information services of Southwestern Bell Telephone Company and vice president-chief information officer for SBC Services, Inc. from 1995 to 1997, except for the period from October 1996 to August, 1997, when he served as SBC's vice president-strategic planning. From 1990 to 1994, Mr. Roesslein served as vice president-chief financial officer and treasurer for Southwestern Bell Telephone Company. Previously he held a variety of network, strategic planning, corporate development and finance positions with SBC companies, dating back to 1970.

 Impact of Failure to Complete SBC Transaction

   If the SBC transaction is not completed, Prodigy's business would be significantly different. Failure to complete the SBC transactions would mean that Prodigy would not acquire access to SBC's existing subscribers and would not have the benefit of the strategic and marketing agreement, under which SBC has committed to deliver an additional 1,200,000 subscribers and to market Prodigy Internet as its exclusive consumer service for the term of the agreement. As a result, the failure to complete the SBC transaction would adversely impact Prodigy's ability to become a leading provider of high speed DSL Internet access services and would also adversely affect Prodigy's ability to increase its non-subscription revenue. Please see Item 12 "Security Ownership of Certain Beneficial Owners and Management" for a comparison of the ownership of Prodigy if the SBC transaction is not completed.

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

ITEM 3. LEGAL PROCEEDINGS

   In September 1998, Prodigy received a letter from the Office of the Attorney General of New York notifying Prodigy that the Attorneys General of New York and 19 other states were investigating the "advertising and certain other practices" of Prodigy and other unnamed Internet service providers. The letter stated that the inquiry was a follow-up to the settlement between America Online and many states in May 1998 concerning the following issues:

  .  disclosures for free offers;

  .  representations concerning pricing;

  .  disclosures concerning premium areas;

  .  disclosures for communications charges;

  .  advertising to minors;

  .  cancellation procedures; and

  . unauthorized charges to credit cards or bank accounts and changes to the service agreement.

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

   On March 31, 2000, Giovanni R. Viana filed a class action lawsuit against Prodigy in the 11th Judicial Circuit Court for Dade County, Florida. This class action lawsuit arises out of the Best Buy mail-in rebate program. The plaintiff alleges Prodigy violated Florida's Unfair Trade Practices Act when it represented it would provide rebates and failed to do so. In addition, the complaint contains a breach of contract claim for failure to pay the rebates. The plaintiff seeks damages under the breach of contract claim not to exceed $75,000 per member of the class, as well as actual damages plus attorneys' fees and litigation costs. Given the early stage of this litigation, no prediction as to its outcome can be made.

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

   On January 10, 2000, Christa Roberts filed a class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against Prodigy, America Online, Circuit City Stores, Fry's Electronic, Microsoft and other unnamed parties. On February 7, 2000, the plaintiff filed an amended complaint naming Young H. Kim as the named plaintiff in place of Christa Roberts. Prodigy has received a copy of the summons and complaint but has not been properly served in the lawsuit. The lawsuit alleges that Prodigy and the other defendants offered rebates to consumers and entered into retail sales contracts with consumers which violated California law and engaged in false advertising. The plaintiff is seeking restitution from the defendants of all sums related to this conduct. Given the early stage of this litigation, no prediction as to its outcome can be made.

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Holders

   Prodigy common stock has traded on the Nasdaq National Market under the symbol "PRGY" since February 11, 1999. The table below sets forth, for the periods indicated, the high and low sale prices of Prodigy common stock as reported on the Nasdaq National Market.

                                                                   Prodigy
                                                                Common Stock
                                                              -----------------
                                                                High     Low
                                                              -------- --------
Quarter ended March 31, 1999................................. $ 50.625 $  20.00
Quarter ended June 30, 1999.................................. $  41.25 $21.0625
Quarter ended September 30, 1999............................. $ 28.625 $  14.00
Quarter ended December 31, 1999.............................. $35.4375 $  16.00

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

ITEM 6. SELECTED FINANCIAL DATA

   The following data contains selected consolidated financial information and other data for Prodigy and its predecessor business, Prodigy Services Company. The selected consolidated financial data for Prodigy for each of the years 1995-1999 has been derived from Prodigy's annual consolidated financial statements, including the consolidated balance sheets at December 31, 1998 and 1999 and the related consolidated statements of operations and of cash flows for the three years ended December 31, 1999 and accompanying notes appearing elsewhere in this document.

   Please read this information in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Prodigy's consolidated financial statements and accompanying notes included elsewhere in this document.

    Selected Historical Condensed Consolidated Financial Information of Prodigy
         (in millions, except number of billable subscribers and per share information)

                                            Year Ended December 31,
                                   --------------------------------------------
                                   1995(1)(4) 1996(4)   1997     1998   1999(2)
                                   ---------- -------  -------  ------  -------
Consolidated Statement of
 Operations Data:
Revenues
Internet and online service
 revenues........................    $        $ 90.7   $ 128.3  $128.9  $169.8
Other............................                8.2       5.9     7.2    19.2
                                     ------   ------   -------  ------  ------
Total Revenues...................               98.9     134.2   136.1   189.0
Operating costs and expenses
 Costs of revenue................    $  0.1     66.3      92.0    93.3   102.2
Sales and marketing..............               20.7      59.6    41.7    58.9
Product development..............                4.8      11.4    10.9    12.3
General and administrative.......       3.0     49.8      56.3    44.6    61.7
Depreciation and amortization....               12.3      21.4    16.1    21.8
Amortization of subscriber
 acquisition costs...............                                         20.4
Acquired incomplete technology...               20.9
Restructuring and other special
 costs...........................                3.1       9.9
Write-down of assets held for
 sale............................                          2.4
Loss on sale of cellular assets..                          0.8
                                     ------   ------   -------  ------  ------
 Total operating costs and
  expenses.......................       3.1    177.9     253.8   206.6   277.3
                                     ------   ------   -------  ------  ------
Operating loss...................      (3.1)   (79.0)   (119.6)  (70.5)  (88.3)
(Loss) on equity investment in
 joint venture...................               (0.5)    (12.1)
Gain on asset sale...............                                  5.2
(Write-down) recovery of equity
 investments.....................               (9.1)      0.3
Interest (expense) income, net...               (2.2)     (1.4)    0.2     2.3
Gain on sale of equity
 investment......................                                          3.3
Gain on settlement of note
 receivable......................                                          0.5
Gain on settlement of note
 payable.........................                                          1.7
                                     ------   ------   -------  ------  ------
Net Loss.........................    $ (3.1)  $(90.8)  $(132.8) $(65.1) $(80.5)
                                     ======   ======   =======  ======  ======
Net loss per common share:
Basic and diluted................    $(0.37)  $(8.76)  $ (7.66) $(1.60) $(1.34)
                                     ======   ======   =======  ======  ======
Weighted average number of common
 and common equivalent shares
 outstanding:
Basic and diluted................       8.4     10.4      17.3    40.7    60.0
                                     ======   ======   =======  ======  ======

                                          Year Ended December 31,
                                -----------------------------------------------
                                1995(1)(4) 1996(4)   1997     1998     1999(2)
                                ---------- -------  -------  -------  ---------
Other Data:
Prodigy Internet billable
 subscribers at period end....               7,000  221,000  505,000  1,138,000
Prodigy Classic billable
 subscribers at period end....             780,000  392,000  166,000         --
Internet subscribers managed..                                          364,000
                                  -----    -------  -------  -------  ---------
Total managed subscribers at
 period end...................        0    787,000  613,000  671,000  1,502,000
                                  =====    =======  =======  =======  =========
Prodigy Internet revenue......             $   0.1  $  29.5  $  80.7  $   154.2
Prodigy Classic revenue.......                90.6     98.8     48.2       15.6
EBITDA (3)....................    $(3.1)     (76.2)  (110.0)   (49.2)     (40.5)
Other Cash Flow Data:
Net cash used in operating
 activities...................     (2.4)     (35.3)  (114.0)   (68.0)     (40.1)
Net cash used in investing
 activities...................     (1.4)     (47.9)   (15.3)     2.6     (212.6)
Net cash provided by financing
 activities...................      4.0      104.1    120.4     65.2      276.0
                                                December 31,
                                -----------------------------------------------
                                1995(1)(4) 1996(4)   1997     1998     1999(2)
                                ---------- -------  -------  -------  ---------
Consolidated Balance Sheet
 Data:
Working capital...............    $(0.3)   $ (54.8) $ (48.5) $ (33.6) $  (128.1)
Total assets..................      2.5      126.6     93.5     78.3      346.0
Long-term debt................      1.6       56.0     10.0       --        1.0
Contingent Convertible Notes
 (included
 in stockholders' equity
 (deficit))...................       --       30.5     30.5     30.5         --
Stockholders' equity
 (deficit)....................      0.0      (11.5)    17.7     29.8      165.1

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

(4) Selected Historical Condensed Consolidated Financial Information of Prodigy Services Company
                                 (in millions)

                                                                     Period from
                                                                     January 1,
                                                         Year Ended    1996 to
                                                        December 31,  June 16,
                                                            1995        1996
                                                        ------------ -----------
   Consolidated Statement of Operations Data:
   Online service revenues.............................    $230.6      $ 98.2
   Other...............................................      12.8         8.9
                                                           ------      ------
   Total revenues......................................     243.4       107.1
                                                           ------      ------
   Net loss............................................    $(34.6)     $(62.9)
                                                           ======      ======

                                                                    December 31,
                                                                        1995
                                                                    ------------
   Consolidated Balance Sheet Data:
   Working capital (deficit).......................................    $(36.4)
   Total assets....................................................      84.7
   Long-term debt..................................................      16.4
   Partners' capital (deficit).....................................       9.8

Supplementary Financial Data (Unaudited)

   The following table sets forth unaudited consolidated quarterly statement of operations data for each of the four quarters during the years ended December 31, 1998 and 1999. In the opinion of management, this information has been prepared substantially on the same basis as the audited financial statements appearing elsewhere in this report on Form 10-K/A, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The quarterly data should be read in conjunction with the audited consolidated financial statements of Prodigy and the notes thereto appearing elsewhere in this report on Form 10-K/A. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                             1998                                              1999
                        ------------------------------------------------  ------------------------------------------------
Quarter Ended            March 31    June 30    September 30 December 31   March 31    June 30    September 30 December 31
-------------           ----------  ----------  ------------ -----------  ----------  ----------  ------------ -----------
Total revenues........  $   33,387  $   33,923   $   34,158  $   34,672   $   35,926  $   37,090   $   48,899  $   67,123
                        ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------
Operating Costs and
 Expenses:
Cost of Revenue.......      25,078      23,533       22,202      22,542       21,846      22,105       27,743      30,505
Sales and marketing...       6,958       8,411       10,435      15,874       12,412      11,100       13,446      21,896
Product Development...       2,792       2,339        2,539       3,210        3,450       3,405        2,761       2,725
General and
 Administrative.......      11,285      11,088       11,075      11,192       12,653      12,861       16,827      19,311
Depreciation and
 amortization.........       4,098       3,973        3,861       4,140        4,073       4,208        4,196       9,315
Amortization of
 subscriber
 acquisition cost.....                                                                                  8,604      11,844
                        ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------
Total operating costs
 and expenses.........      50,211      49,344       50,112      56,958       54,434      53,679       73,577      95,596
                        ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------
Operating Loss........     (16,824)    (15,421)     (15,954)    (22,286)     (18,508)    (16,589)     (24,678)    (28,473)
Interest
 income/(expense),
 net..................        (215)       (113)        (135)        689        1,064       1,842        1,127      (1,771)
Gain on sale of equity
 investment...........                                  385                                3,319                      500
Gain of settlement of
 note payable.........                                                         1,714
Gain on asset sale....         400
Other.................                                            4,391                       44          (59)        (20)
                        ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------
Net loss..............  $  (16,639) $  (15,534)  $  (15,704) $  (17,206)  $  (15,730) $  (11,384)  $  (23,610) $  (29,764)
                        ==========  ==========   ==========  ==========   ==========  ==========   ==========  ==========
Basic and diluted net
 loss per share.......  $    (0.49) $    (0.43)  $    (0.39) $    (0.38)  $    (0.29) $    (0.19)  $    (0.39) $    (0.46)
                        ==========  ==========   ==========  ==========   ==========  ==========   ==========  ==========
Weighted average
 number of shares
 outstanding..........  33,804,894  36,466,399   40,002,234  45,034,027   53,455,241  61,007,546   61,145,041  64,094,423
                        ==========  ==========   ==========  ==========   ==========  ==========   ==========  ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

   The following discussion should be read in conjunction with the risk factors, selected financial information, pro forma financial statements and other financial statements.

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

   On October 5, 1999, Prodigy acquired the BizOnThe.Net Web hosting business of U.S. Republic Communications, Inc., an indirect majority owned subsidiary of VarTec, including the subscribers of the BizOnThe.Net Web hosting business. In consideration for BizOnThe.Net, Prodigy paid a $9 million loan from VarTec to U.S. Republic and issued 2,840,993 shares of Prodigy common stock to U.S. Republic including 727,272 shares held in an escrow account to secure the indemnification obligations of U.S. Republic and its shareholders. Some or all of the escrowed shares will be released to U.S. Republic at various times over the two year period following the closing. In addition to the shares and amounts paid at closing, in 2001 Prodigy may be required to issue up to 727,272 additional shares, contingent on the attainment by the acquired business of set earn-out targets.

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

   Prodigy defines billable subscribers as subscribers who remain enrolled beyond completion of the applicable trial period or who enroll in a money-back guarantee program. Prodigy defines "Internet subscribers managed" to include billable Prodigy Internet subscribers and billable Prodigy Internet de Telmex subscribers but excluding subscribers to the Prodigy Classic service which was discontinued in October 1999.

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

Network usage increased 65% in 1999 compared to 1998 primarily due to the shift of the subscriber base from timed usage to unlimited usage plans which result in higher hourly usage. However, network expense increased only 11% or $10.3 million due to a monthly "cap" (based on average hourly usage by subscribers) contained in the network agreement between Prodigy and Splitrock. The increase in network charges was offset, in part, by a decrease of $1.5 million, or 40%, in content expense attributable to the discontinuation of the Prodigy Classic service.

Sales and Marketing

   Sales and marketing expense includes advertising, salaries of sales and marketing personnel and other general sales and marketing costs. Sales and marketing expense increased $17.2 million, or 41%, from $41.7 million in 1998 to $58.9 million in 1999 . The increase in marketing costs was primarily attributable to an increase of $5.6 million in production, media and other costs associated with Prodigy's "There is a Choice" and "Are you a Prodigy?" advertising campaigns that appeared during 1999. In early 1998, Prodigy postponed certain of its marketing programs in response to network performance issues encountered during the transition period accompanying the initial rollout of the Splitrock network. Additionally, Prodigy spent $4.4 million in establishing Prodigy's Business Solutions division and marketing its product offerings and $1.4 million in marketing Prodigy's Hispanic Internet offering. Sales and marketing expense also reflects increased bad debt provisions of $2.8 million related to amounts due from subscribers for contractual early termination penalties. As a result of the significant increase in contract subscribers during the period, Prodigy experienced a corresponding increase in accounts receivable and the related provision for doubtful accounts associated with the penalty fees charged on terminated subscriber contracts.

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

Amortization of Subscriber Acquisition Costs

   In May 1999, Prodigy entered into an agreement with Cable & Wireless to purchase the dial-up access Internet subscriber base of that entity. At the closing on July 20, 1999, Prodigy paid Cable & Wireless $40.9 million in cash. Upon settlement of the transaction during the first quarter of 2000, Prodigy received a purchase price reduction of $10.1 million from the original payment due to fewer subscribers transitioning to the Prodigy Internet service than originally projected. During 1999, Prodigy also entered into agreements with major retailers of personal computers for the purpose of stimulating Prodigy Internet enrollments. Under these agreements, Prodigy made payments to the retailers in exchange for the retailers enrolling a customer onto Prodigy Internet, obtaining a signed contractual commitment from the customer to a term subscription of one, two or three years, and committed marketing of Prodigy Internet by the retailers in connection with the retailers' other product advertisements. These payments amounted to $100, $250, or $400, respectively, for a term subscription of one, two or three years at Prodigy's standard monthly rates. Payments pursuant to these agreements amounted to $161.7 million through December 31, 1999. Prodigy has accounted for these payments, and the purchase price paid for the acquired Cable & Wireless subscribers that migrated to Prodigy Internet, as subscriber acquisition costs and amortizes these costs over the term of the underlying subscriber contract or 36 months, respectively.

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

Operating Loss

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

Operating Loss

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

Restructuring Charges

   In response to changes in its business environment, and to decrease cash outflows and more efficiently manage its business, Prodigy has incurred restructuring and other special costs. The table below presents restructuring and other special costs incurred and/or expended by Prodigy from January 1, 1997 through December 31, 1999:

                                                   Year Ended December 31,
                                                   --------------------------
                                                     1997     1998     1999
                                                   --------  -------  -------
                                                        (in millions)
Accrued Restructuring Costs beginning of period... $   11.5  $   7.9  $   4.7
                                                   --------  -------  -------
Restructuring Accrual:
Network termination costs (A).....................      4.7      --       --
Reductions-in-force (B)...........................      2.9      --       --
Content production (C)............................      0.6      --       --
Facility closing (D)..............................      1.6      --       --
Headquarters lease termination....................      --       --       --
Idle leased space at former headquarters'
 location.........................................      --       --       --
                                                   --------  -------  -------
Subtotal, period accruals.........................      9.8      --       --
                                                   --------  -------  -------
Restructuring expenditures:
Network termination costs.........................      --      (0.8)    (0.1)
Reductions-in-force...............................     (3.1)    (1.0)     --
Content production................................      --      (0.6)     --
Facility closing..................................      --      (0.8)    (0.8)
Headquarters lease termination....................     (7.8)     --       --
Idle leased space at former headquarters'
 location.........................................     (2.5)     --       --
                                                   --------  -------  -------
Subtotal, period expenditures.....................    (13.4)    (3.2)    (0.9)
                                                   --------  -------  -------
Accrued restructuring costs at period end......... $    7.9  $   4.7  $   3.8
                                                   ========  =======  =======

--------
(A) In connection with the sale of its network, Prodigy incurred liabilities related primarily to early termination payments and other contractual obligations for certain non-cancelable network related agreements. Prodigy expects to use this reserve in full during the year ending December 31, 2001.

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

 Former International Operations

   The historical results discussed above include the operating results of Prodigy's Africa and China operations, which began in late-1995 and mid-1996, respectively. The revenue and net loss from Prodigy's Africa and China operations were as follows:

                                                                  Year Ended
                                                                 December 31,
                                                                ----------------
                                                                1997   1998 1999
                                                                -----  ---- ----
                                                                 (in millions)
   Revenue..................................................... $ 3.2  $4.4  --
   Net loss....................................................  (8.5)  0.2  --

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

   Commencing in July 1999 through the end of the year Prodigy paid approximately $154.6 million in consideration for subscribers obtained through its subscriber contract acquisition programs. Prodigy has $7.1 million accrued related to these programs as of December 31, 1999. Prodigy has capitalized these costs and will amortize these costs over the terms of the underlying subscriber contracts (one, two or three years). At December 31, 1999, Prodigy had capitalized related subscriber contract acquisition costs of $161.7 million and had recognized amortization expense of $15.6 million. In February 2000, Prodigy entered into a similar program with another retailer. Total amounts to be paid under this program will depend on the number of subscriber contracts received and could be material.

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

   At December 31, 1999, Prodigy had available cash and cash equivalents of $35.5 million ($21.1 million at March 31, 2000). Prodigy is currently experiencing substantial negative cash flow each month and expects to continue to experience negative cash flows through 2000. Telmex has unconditionally committed to provide financing, either through capital and/or debt financing, of up to $200 million to fund Prodigy's operations through February 2001. The terms of this financing will be determined at the time such financing, if any, is provided.

   On March 16, 2000, Prodigy and Citibank signed a letter agreement which contemplates that Citibank will structure and arrange financing of $200 million secured by the future service fees payable by contract subscribers to the Prodigy Internet service. The letter agreement includes a preliminary summary of principal terms and conditions, estimated expenses and the structuring fee due Citibank at closing. The letter agreement does not constitute a firm financing commitment from Citibank, and Prodigy cannot assure that the Citibank financing will be completed. The Citibank financing is subject to the issuance by SBC of a performance guarantee and satisfaction of the following conditions:

  .  satisfactory completion of Citibank's due diligence review of Prodigy;

  . in Citibank's determination, the absence of any material adverse change in the financial markets or in the financial condition of operations of Prodigy;

  . negotiation and execution of mutually satisfactory documentation for the financing;

  .  the receipt of specified ratings from ratings agencies; and

  . the receipt of internal Citibank credit approval and any other approvals and legal opinions as Citibank may deem necessary or advisable.

   In connection with the Citibank financing, Prodigy and SBC have agreed in principle that SBC will provide a contingent performance guarantee in exchange for which Prodigy will grant SBC a contingent warrant to purchase 537,924 shares of Prodigy common stock for $1.00 per share. The performance guarantee to be provided by SBC requires that, in the event Prodigy becomes unable to continue to perform its service obligations under the subscriber contracts, SBC will either perform Prodigy's service obligations directly or replace Prodigy with a substitute Internet service provider. See "Transactions with SBC" at page 93. Management believes that the Citibank financing or, if not completed, the Telmex financing will be sufficient to enable Prodigy to meet its planned expenditures through at least February 2001. Prodigy cannot assure that the Citibank financing will be completed. If the Citibank financing or other comparable third party financing is completed, Prodigy does not expect to obtain financing through the Telmex commitment.

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

Year 2000 Compliance

   The year 2000 issue was the cause of great concern before January 1, 2000. The concern was that computer programs that have time-sensitive software may not recognize the date "00" as the year 2000 but rather as the year 1900.

   Currently, most computer systems are functioning properly and the compliance and remediation work effected prior to January 1, 2000 was effective in preventing Year 2000 problems. Computer experts still warn, however, of residual consequences from the year 2000 issue. Although Prodigy currently believes that its computer systems are Year 2000 compliant, its operations and financial condition could suffer if Prodigy experiences any residual Year 2000 problems.

   Prodigy maintains its Internet operations and internal operating systems. Furthermore, Prodigy relies on third party vendors for the provision of computerized billing and network operations and services. Residual Year 2000 problems experienced by Prodigy and its third party vendors could negatively impact Prodigy's internal operating systems, as well as the computer systems of the third party vendors and ultimately affect Prodigy's ability to provide customer and business services.

   Prodigy has evaluated its internal systems and programs related to both the delivery of the Prodigy Internet service and the daily operations of the business and has made any necessary changes. In addition, Prodigy has contacted all vendors to verify Year 2000 compliance. Any application that was not compliant by December 1999 was deactivated and removed.

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

Certain Factors That May Affect Future Operating Results

   This report on Form 10-K/A contains "forward-looking statements" relating to, without limitation, future economic performance, plans and projections of revenue and other financial items, that are based on the beliefs of, assumptions made by and information currently available to Prodigy. The words "expect", "estimate",

"anticipate", "believe", "intend", "plan" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this "Certain Factors That May Affect Future Operating Results" section and elsewhere in this report on Form 10-K/A identify important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements.

   Prodigy has yet to generate positive cash flows and has incurred significant losses and may incur losses in the future. If Prodigy does not achieve and sustain profitability, Prodigy's financial condition and stock price could decline.

   Prodigy cannot assure that it will achieve or sustain profitability. Since inception, Prodigy has incurred significant losses. The following table shows Prodigy's revenues and net losses during the three years ended December 31, 1997, 1998 and 1999:

                                              Year Ended December 31,
                                    --------------------------------------------
                                         1997           1998           1999
                                    -------------- -------------- --------------
Revenues........................... $134.2 million $136.1 million $189.0 million
Net Losses......................... $132.8 million $ 65.1 million $ 80.5 million

   At December 31, 1999, Prodigy had:

  .  an accumulated deficit of $373.3 million;

  .  a working capital deficit of $128.1 million;

  .  current liabilities of $179.9 million; and

  .  current assets of $51.8 million.

   As a result of these losses, Prodigy has never generated positive cash flow from operations and has relied on private and public sales of equity securities and borrowings to fund its operations. The following table shows Prodigy's negative cash flows from operations during the last three years.

                               Year Ended December 31,
          -------------------------------------------------------------------------------
               1997                       1998                                  1999
          --------------              -------------                         -------------
          $114.0 million              $68.0 million                         $40.1 million

   Prior to its acquisition by Prodigy on June 17, 1996, Prodigy's predecessor incurred significant net losses and sustained negative cash flow from operations that required continued funding by the predecessor's former owners, IBM and Sears. The funding totaled $1.3 billion as of June 16, 1996.

   Prodigy operates in a highly competitive market and faces significant competition from a variety of current and potential sources, including EarthLink and America Online, as well as companies that provide broadband services. Prodigy may also face additional competitive pressures from strategic alliances or consolidations among other Internet service providers. Many of Prodigy's current and future competitors have greater financial, marketing and technical resources. Thus, Prodigy may fail to compete effectively in its market.

   Prodigy's industry is intensely competitive and some of Prodigy's current and future competitors have substantially greater financial, marketing and technical resources than Prodigy. Increased competition could also adversely affect Prodigy's ability to develop new service offerings and interfere with Prodigy's efforts to maintain or grow its subscriber base. There can be no assurance Prodigy will compete effectively. Increasing competition could adversely affect Prodigy's future revenues and liquidity.

   Prodigy's industry includes many significant participants, including:

  .  Internet service providers;

  .  proprietary online service providers;

  .  major international telecommunications companies;

  .  Internet-search services; and

  .  various other telecommunications companies.

   Prodigy also faces competition from companies that provide broadband service to households, including:

  .  local and long-distance telephone companies;

  .  cable television companies; and

  .  electric utility companies.

   Among the larger Internet service providers that Prodigy competes with are EarthLink, which has merged with MindSpring, Microsoft Network, AT&T WorldNet, MCI Internet, IBM Internet Connection, PSINet, GTE Internetworking and Concentric Network. Microsoft's ownership of the dominant PC operating system and the Microsoft Internet Explorer browser may give Microsoft Network competitive advantages, including distribution and marketing synergies. Prodigy also competes with America Online, which offers the America Online and CompuServe proprietary online services over closed networks and Internet access.

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

   Prodigy may be subject to increasing pricing pressures due to increasing competition, the introduction of free service and unlimited usage plans and the elimination of most hourly access charges in the industry, which could result in lower revenues.

   Because of Prodigy's historically low operating margins, any decrease in revenues or increase in marketing expenses would diminish the likelihood of Prodigy becoming profitable. The introduction of free service and unlimited usage plans and the elimination of most hourly access charges by Internet service providers, as well as increasing competition in Prodigy's industry, have placed further pressure on Prodigy's revenues and profit margins.

   Subscriber cancellations are common in Prodigy's industry and the cost of acquiring and retaining new subscribers is high. A high rate of customer turnover may thus adversely affect Prodigy's future revenues.

   The failure to attract and retain subscribers to Prodigy's services, or an increase in or a failure to slow the rate of subscriber cancellations, would adversely affect Prodigy's future revenues. Prodigy's industry is characterized by a high rate of customer turnover. Customer acquisition expenses and the administrative expenses of enrolling and assisting new subscribers are substantial.

   Prodigy relies on Splitrock's network to carry Prodigy's subscriber traffic. Splitrock's failure to provide network services as required could damage Prodigy's business.

   Splitrock was formed in 1997 and has a limited operating history, and Prodigy currently is Splitrock's principal customer. The failure by Splitrock for any reason to provide network services as required, or any significant disruption in these services, whether for technical, operational or financial reasons, could adversely affect Prodigy's service quality, reputation and customer base.

   Telecommunications networks are subject to security problems, such as break-ins and viruses, and other network failures. The occurrence of a network problem could result in breach of confidentiality lawsuits, the loss of subscribers and substantial costs.

   Security problems represent an ongoing threat to the telecommunications networks used in Prodigy's business. Splitrock's network and Prodigy's data hosting center are potentially vulnerable to computer viruses, break-ins and similar disruptions that could lead to service interruptions. Break-ins could jeopardize the confidentiality of information stored or transmitted by Prodigy's customers. The security measures employed by Splitrock and Prodigy cannot assure complete protection from security problems. The occurrence of these problems may result in claims against Prodigy and could adversely affect it or its ability to attract and retain customers.

   Prodigy's operations are also dependent on the protection of Splitrock's network and its data hosting center against damage from fire, power loss, telecommunications failures and similar events. Technical problems and network failures can occur from time to time in the ordinary course of operating a telecommunications network. Prodigy's host configuration for Prodigy Internet is unique and, for cost reasons, has not been replicated off site. The occurrence of a natural disaster or other unanticipated problems in Splitrock's network or Prodigy's data hosting center, or the failure of telecommunications providers to provide required data communications capacity due to a natural disaster or for any other reason, could cause interruptions in Prodigy's services. These service interruptions could adversely affect Prodigy's business.

   Prodigy relies on third-party providers, including local phone companies, for essential business services. The inability or unwillingness of these companies to continue to provide telecommunications, customer service, billing and other services to Prodigy or to provide these services at reasonable prices could negatively affect Prodigy's business.

   In addition to its network arrangements with Splitrock, Prodigy has outsourced aspects of its content, customer service and billing functions to several providers. Outsourcing makes Prodigy reliant on third-party providers for critical functions. The failure of these providers to provide services as required, or any significant disruption of or deterioration in services, could require Prodigy to obtain alternative suppliers at a higher cost and result in customer cancellations.

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

   Carlos Slim Helu currently controls Prodigy. Mr. Slim can determine the outcome of all matters submitted to shareholders irrespective of the votes of other shareholders.

   Carlos Slim Helu can control the management and affairs of Prodigy. Mr Slim and members of his immediate family beneficially own a majority of the voting equity securities of Carso Global Telecom. Carso Global Telecom may be deemed to control Telmex through the shares of Telmex that it owns directly and indirectly. Mr. Slim is also chairman of the board of Carso Global Telecom and Telmex. Thus, Mr. Slim and members of his immediate family may be deemed to control Prodigy and can currently determine the outcome of all matters submitted to a vote of Prodigy shareholders, including the election of all members of Prodigy's board of directors. The voting control of Mr. Slim could be used as a means or have the effect of delaying or preventing a change in control or acquisition of Prodigy.

   Carso Global Telecom, Telmex and Prodigy's directors have engaged in transactions that were not necessarily arms' length. Prodigy cannot assure that its directors will act solely in the interests of Prodigy and its shareholders.

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

   Prodigy cannot fund its operations with the cash generated from its business and is seeking third-party financing to fund its operations. Additional financing may result in dilution to existing stockholders and additional operating restrictions.

   Prodigy is currently experiencing substantial negative cash flow each month and expects to continue to experience negative cash flow through 2000. Prodigy had $21,100,000 of cash available at March 31, 2000. Telmex has committed to provide financing of up to $200,000,000 to fund Prodigy's operations through February 2001. In addition, Prodigy is in the process of seeking third party financing of $200,000,000 secured by the future service fees payable by contract subscribers to the Prodigy Internet service. Any additional equity financing may cause investors to experience dilution. Any additional debt financing may result in restrictions on Prodigy's operations.

   Enrollments from PC bundling are declining. If future enrollments from PC bundling are not fully replaced by enrollments from other acquisition programs, Prodigy's financial condition may decline.

   Prodigy's financial condition may decline if it does not continue to increase its subscriber base. Historically a majority of Prodigy Internet enrollments have arisen from bundling arrangements with PC manufacturers. In 1998, 44% of total enrollments to Prodigy Internet were obtained through PC bundling, including 32% from Prodigy's PC bundling relationship with Packard Bell/NEC. In 1999 the percentage of total enrollments to Prodigy Internet obtained through PC bundling declined to 15% but the percentage obtained through contract acquisition programs, in which Prodigy makes payments of up to $400 to major PC retailers who enroll subscribers to term subscriptions of at least one year, increased from zero in 1998 to 34%. Prodigy's contract acquisition program with Best Buy accounted for approximately 33% of total enrollments during 1999.

Prodigy's contract acquisition program with Best Buy terminated on November 30, 1999, except in 32 stores where the program is still in effect. Prodigy has other, less significant, contract acquisition programs with other retailers and entered into an additional contract acquisition program in February 2000. However, Prodigy cannot predict whether future contract acquisition programs will generate as many enrollments as in the past.

   The number of Prodigy Internet subscribers decreased from 1,138,000 at December 31, 1999 to 1,115,000 at March 31, 2000, primarily due to the termination of Prodigy's contract acquisition program with Best Buy on November 30, 1999.

   If Prodigy does not manage the integration of acquired companies successfully, it may be unable to achieve desired results of the acquisitions and may experience increased operating losses.

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

   Prodigy's expansion strategy and future success depends on its ability to anticipate and adapt to new services and markets.

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

   Prodigy's business is subject to seasonality which causes Prodigy's quarterly results to fluctuate. If Prodigy's quarterly results fail to meet the expectations of public market analysts and investors, the market price of Prodigy's stock will decline.

   Although Prodigy's strategy of contracting with third parties to provide services such as network access, billing and customer service enables it to tie many variable costs to variable revenue sources, Prodigy bases its fixed expenses, in part, on its expectations of future revenues. If revenues are below expectations, Prodigy may be unable to reduce fixed costs proportionately which may adversely effect its operating results.

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

   Prodigy's business plan requires it to continue to grow its subscriber base. If Prodigy is unable to manage growth effectively and maintain consistent network performance, its business could be harmed.

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

   Prodigy's ability to exploit the market for its products and services and increase its subscriber base requires an effective planning and management process. Prodigy's ability to plan and manage effectively will require Prodigy to continue to implement and improve its operational, financial and management information systems. Prodigy will also be required to attract and retain skilled managers and other personnel, including its current executive officers. These challenges are exacerbated during periods of rapid growth. For example, as Prodigy increased the number of billable Prodigy Internet subscribers by 87% from June 30, 1999 to December 31, 1999, network performance deteriorated and customer service costs increased. The network performance deterioration did not materially affect Prodigy's results of operations or significantly alter the services offered by Prodigy.

   If Prodigy is unable to attract and retain key personnel in an intensely competitive environment, its operations could be adversely effected.

   Competition for key personnel is intense, and there can be no assurance that Prodigy will be successful in attracting and retaining necessary personnel to maintain and support its business. Although Prodigy has entered into non-competition agreements with some executive officers, the agreements may not be enforceable. Prodigy does not maintain insurance on the lives of any of its officers or directors.

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

   Prodigy's attraction and retention of customers depends on its ability to anticipate and adapt to rapidly changing technology and on the compatibility of its technology with the technology of others.

   Prodigy's industry is characterized by rapid technological change resulting in dynamic customer demands and frequent new product and service introductions. As a result of these technical improvements, markets can change rapidly. Prodigy's future results will depend in part on its ability to make timely and cost-effective enhancements and additions to its services. For example, competitors have introduced, or announced plans to introduce, high-speed Internet access utilizing broadband technology through cable lines, integrated services digital network, or ISDN, telephone service and digital subscriber line, or DSL, telephone service. While Prodigy offers high-speed Internet access through DSL, Prodigy may not have sufficient resources to provide DSL access when introducing new services that meet customer demands on a timely basis. Prodigy's new service introductions may not achieve market acceptance.

   Prodigy's ability to compete successfully is also dependent upon the continued compatibility of its services with the technologies of others. Although Prodigy intends to support emerging standards in the market for Internet access, its products may not conform to new standards in a timely fashion. Services or technologies developed by others could render Prodigy's services or technology noncompetitive or obsolete.

   Changes in government regulation, which are likely in the rapidly evolving Internet-related industries, could adversely affect Prodigy's business.

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

Risks Associated With the Pending SBC Transaction

   If Prodigy is unable to expand its network and operations to accommodate SBC's customers, Prodigy may lose subscribers and thus not realize the expected benefits of the SBC transaction.

   As a result of the SBC transaction, Prodigy will rapidly take on management of a significant number of new customers. This will require Prodigy to expand its operations, especially its network and customer service operations, in order to accommodate these new customers. Any failure of Prodigy to successfully expand its operations and a resulting deterioration of service could make it difficult for Prodigy to attract and retain customers, including the customers resulting from the SBC transaction.

   If the SBC transaction's benefits do not meet the expectations of financial or industry analysts or if Prodigy is unable to retain the customers resulting from the SBC transaction, the market price of Prodigy Class A common stock may decline.

   The market price of Prodigy Class A common stock may decline as a result of the SBC transaction if:

  . Prodigy does not achieve the perceived benefits of the SBC transaction as rapidly as, or to the extent, anticipated by financial or industry analysts;

  . the effect of the SBC transaction on Prodigy's financial results is not consistent with the expectations of financial or industry analysts; or

  . Prodigy is unable to retain the customers resulting from the SBC transaction.

   Upon the closing of the SBC transaction, each share of Prodigy common stock will be automatically converted into one share of Prodigy Class A common stock. Prodigy Class A common stock will continue to be traded on the Nasdaq National Market under the same trading symbol as Prodigy common stock.

   Prodigy's officers and directors hold options that will accelerate as a result of the SBC transaction. These benefits are in addition to the benefits to be derived generally by Prodigy's shareholders and may have influenced them to support or approve the SBC transaction. There can be no assurance Prodigy's officers and directors would have supported the merger absent this option acceleration.

   Prodigy's officers and directors hold options to purchase 154,791 shares representing an aggregate potential gain of $878,522 based on the closing market price of Prodigy's common stock on March 31, 2000 that will accelerate and become fully vested and exercisable upon completion of the SBC transaction.

   There are business relationships among Prodigy, Prodigy's principal stockholders and SBC that may have influenced the willingness of Prodigy's board of directors to approve the SBC transaction.

   The following business relationships among Prodigy, Prodigy's principal stockholders and SBC exist:

  . Carlos Slim Helu controls Prodigy and Carso Global Telecom and is a director of SBC;

  . Carso Global Telecom controls Telmex, and SBC owns an equity interest of approximately 8.9% in Telmex;

  . Carso Global Telecom and SBC have formed other joint ventures in the past and may do so in the future;

  . Samer F. Salameh, Alfredo Sanchez, Arturo Elias and James M. Nakfoor, directors of Prodigy, have affiliations with Carso Global Telecom or Telmex; and

  . Allen Craft, an executive officer and director of Prodigy, is employed by SBC.

   The Prodigy board of directors was aware of and took into account these business relationships when it approved the SBC transaction. It is possible that these relationships may have influenced the members of the Prodigy board to approve the SBC transaction when they may not have otherwise.

   It is possible that these interests may have influenced the members of the Prodigy board to vote to approve the SBC transaction when they may not have otherwise. Prodigy stockholders should consider whether these interests may have influenced these directors and officers to support or recommend the SBC transaction.

   On March 16, 2000, Prodigy and Citibank signed a letter agreement which contemplates that Citibank will structure and arrange financing of $200 million secured by the future service fees payable by contract subscribers to the Prodigy Internet service. The letter agreement does not constitute a firm financing commitment from Citibank. The Citibank financing is subject to the issuance by SBC of a performance guarantee and satisfaction of other conditions, and Prodigy cannot assure that the financing will be completed. Prodigy and SBC have agreed in principle that SBC will provide a performance guarantee that, in the event Prodigy becomes unable to continue to perform its service obligations under the subscriber contracts, SBC will either perform Prodigy's service obligations directly or replace Prodigy with a substitute Internet service provider. In exchange for this guarantee, Prodigy and SBC have agreed in principle that SBC will receive a contingent warrant to purchase 537,924 shares of Prodigy common stock for $1.00 per share, expiring 3.5 years after the closing date of the Citibank financing and exercisable only if:

  .  SBC's performance guarantee is triggered;

  .  Prodigy's chief executive officer is not then an SBC appointee; and

  . SBC, Carso Global Telecom and Telmex then collectively own, on a fully-diluted basis, securities representing less than 50% of the voting power of Prodigy's then outstanding securities.

   The SBC transaction may cause Prodigy to lose key personnel if they experience uncertainty about their future roles following the transaction.

   SBC will have considerable influence over the management of Prodigy. As a result of this change in ownership and management structure, current and prospective Prodigy employees may experience uncertainty about their future roles with Prodigy following the SBC transaction. This uncertainty may adversely affect Prodigy's ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could affect the condition of Prodigy's business.

   After the SBC transaction is implemented, all major corporate actions will require the unanimous approval of the executive steering committee. The existence and authority of the executive steering committee may decrease the willingness of some potential directors to serve on the board of directors.

   As part of the SBC transaction, Prodigy will establish an executive steering committee, consisting of two directors selected by SBC and two directors selected by Carso Global Telecom and Telmex. All major corporate actions will require the unanimous approval of the executive steering committee prior to being submitted for the approval of the board of directors of Prodigy. A potential director who does not anticipate being appointed to the steering committee could perceive the authority of the steering committee as diminishing the authority of the full board. This could make it more difficult for Prodigy to attract and retain qualified directors.

   SBC will retain its interest in Prodigy if the strategic and marketing agreement expires or is terminated.

   As part of the SBC transaction, Prodigy and SBC will enter into a strategic and marketing agreement governing the marketing of the Prodigy Internet service and related matters. The agreement has an initial term of three years and automatically renews for additional three-year terms unless terminated by Prodigy or SBC. In addition, SBC may terminate the agreement if Prodigy fails to meet specified performance standards or in other specified circumstances. If the agreement expires or is terminated, SBC will retain its interest in Prodigy. As a result, there is a possibility that Prodigy will issue an approximate 43% interest to SBC and not realize the benefits it anticipates receiving in exchange for the interest.

Risks Associated With the Pending FlashNet Transaction

   Prodigy's stock price is volatile and the value of the Prodigy common stock issued in the merger will depend on its market price at the time of the merger, and no adjustment will be made as a result of changes in the market price of Prodigy's common stock.

   The market price of Prodigy common stock, like that of the shares of many other high technology and Internet companies, has been and may continue to be volatile. For example, from February 11, 1999 to May 4, 2000, Prodigy common stock traded as high as $50.625 per share and as low as $8.25 per share.

   At the closing of the merger, holders of FlashNet common stock will exchange each of their shares for 0.35 share of Prodigy common stock. This exchange ratio will not be adjusted for changes in the market price of Prodigy common stock or of FlashNet common stock. In addition, neither Prodigy nor FlashNet may terminate or renegotiate the merger agreement, and FlashNet may not resolicit the vote of its shareholders solely because of changes in the market price of Prodigy common stock or of FlashNet common stock. Any reduction in Prodigy common stock price will result in you receiving less value in the merger at closing. You will not know the exact value of Prodigy common stock to be issued to you in the merger at the time of the special meeting of FlashNet shareholders.

   The complex process of integrating Prodigy and FlashNet may disrupt the business activities of Prodigy and affect employee morale, thus affecting Prodigy's ability to retain key employees.

   Integrating the operations and personnel of Prodigy and FlashNet will be a complex process, and Prodigy is uncertain that the integration will be completed rapidly or will achieve the anticipated benefits of the merger. Since FlashNet is located in Texas, it will be more difficult to retain employees of FlashNet if after the merger, some of the activities and management of FlashNet move from Texas to New York. The successful integration of Prodigy and FlashNet will require, among other things, integration of their finance, human resources and sales and marketing groups and coordination of development efforts. The diversion of the attention of Prodigy's management and any difficulties encountered in the process of combining the companies could cause the disruption of the business activities of Prodigy. Further, the process of combining Prodigy and FlashNet could negatively affect employee morale and the ability of Prodigy to retain some of its key employees after the merger.

   If the merger's benefits do not meet the expectations of financial or industry analysts, the market price of Prodigy common stock may decline.

   The market price of Prodigy common stock may decline as a result of the merger if:

  . Prodigy does not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts; or

  . the effect of the merger on Prodigy's financial results is not consistent with the expectations of financial or industry analysts.

   Failure to complete the merger may impede alternative mergers or alternative business combinations and may further result in FlashNet paying substantial termination fees to Prodigy. This failure may also dilute the value of FlashNet's stock, decrease its market price and cause FlashNet to nevertheless incur legal and accounting fees.

   If the merger is not completed for any reason, FlashNet may be subject to a number of material risks, including:

  . Prodigy may require FlashNet to pay a termination fee of $5,000,000 and/or reimburse Prodigy for expenses of up to $500,000;

  . FlashNet shareholders may experience dilutive effects to their stock ownership because Prodigy may exercise an option to acquire up to 19.9% of the outstanding shares of FlashNet common stock;

  . the market price of FlashNet common stock may decline to the extent that the current market price of FlashNet common stock reflects a market assumption that the merger will be completed; and

  . costs related to the merger, such as legal and accounting fees, must be paid even if the merger is not completed.

   If the merger is terminated and the FlashNet board of directors seeks another merger or business combination, you cannot be certain that FlashNet will be able to find a partner willing to pay an equivalent or more attractive price than the price Prodigy will pay in the merger. In addition, Prodigy's option to acquire up to 19.9% of the outstanding shares of FlashNet common stock, which may become exercisable upon termination of the merger agreement, may impede an alternative merger or business combination.

   FlashNet's officers and directors may have been influenced to approve the merger because of their ownership of options to purchase FlashNet stock, their ownership as a group of a substantial interest in FlashNet, their possible receipt of significant severance packages or employment agreements and Prodigy's agreement to indemnify them against future liability. Also, two FlashNet directors may have been influenced by their ownership interest in Prodigy to support and approve the merger. There can be no assurance that FlashNet's officers and directors would have supported the merger absent these interests.

   The directors and officers of FlashNet participate in arrangements and have continuing indemnification against liabilities that provide them with interests in the merger that are different from, or in addition to, yours, including the following:

  . as of the date of this prospectus, the executive officers and directors of FlashNet owned stock options to purchase an aggregate of 432,946 shares of FlashNet common stock, all of which are vested;

  . directors and officers and their affiliates, who together own approximately 28% of the outstanding shares of FlashNet common stock as of December 31, 1999, have agreed to vote in favor of the merger;

  . several officers of FlashNet are entitled to benefits, including substantial severance packages, under their employment agreements with FlashNet if their employment is terminated upon FlashNet's change of control, such as the merger;

  . upon completion of the merger, Prodigy and FlashNet may enter into employment agreements with some executive officers of FlashNet;

  . Prodigy has agreed to cause the surviving corporation in the merger to indemnify present and former FlashNet officers and directors against liability arising out of their service as an officer or director. Prodigy will cause the surviving corporation to maintain officers' and directors' liability insurance to cover against this liability for the next six years; and

  . Mr. Thurburn, a FlashNet director, owns 1,000 shares of Prodigy common stock. In addition, subsequent to the November 5, 1999 meeting at which the merger was approved by the FlashNet board of directors, Global Undervalued Securities Fund, L.P., which is controlled by Mr. Kleinheinz, a FlashNet director, acquired Prodigy common stock. Global Undervalued Securities Fund owned 87,800 shares of Prodigy common stock on December 20, 1999 and 266,700 shares of Prodigy common stock on April 18, 2000.

   It is possible that these interests may have influenced members of the FlashNet board to vote to approve and support the merger agreement and the merger when they would not have if they did not have these interests. No committee of independent directors was appointed to consider the approval and recommendation of the merger. FlashNet cannot determine whether an independent board committee would have approved the merger.

   The merger may cause FlashNet to lose key personnel which could materially affect FlashNet's business and require FlashNet to incur substantial costs to recruit replacements for lost personnel.

   As a result of FlashNet's change in ownership, current and prospective FlashNet employees may experience uncertainty about their future roles with Prodigy. This uncertainty may adversely affect FlashNet's ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on the business of FlashNet and Prodigy.

   Customers of Prodigy and FlashNet may terminate service as a result of concerns over future service offerings and integration support of current services following the merger.

   The announcement and closing of the merger could cause customers and potential customers of Prodigy and FlashNet to cancel service. In particular, customers could be concerned about future service offerings and integration support of current services. Subscriber cancellations could have a material adverse effect on the future revenues and competitive portion of Prodigy and FlashNet.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

PRODIGY COMMUNICATIONS CORPORATION
  Three years ended December 31, 1999, 1998 and 1997 Report of Independent
   Accountants.............................................................  50
  Consolidated Balance Sheets..............................................  51
  Consolidated Statement of Operations.....................................  52
  Consolidated Statements of Stockholders' Equity (Deficit)................  53
  Consolidated Statements of Cash Flows....................................  55
  Notes to Consolidated Financial Statements...............................  57

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Prodigy Communications Corporation:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Prodigy Communications Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York
March 3, 2000

                       PRODIGY COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (in thousands except share and per share amounts)

                                                               December 31,
                                                            --------------------
                                                              1998       1999
                                                            ---------  ---------
                          ASSETS:
Current assets:
  Cash and cash equivalents................................ $  12,180  $  35,473
  Trade accounts receivable, net of allowances for doubtful
   accounts of $367 and $3,380 at December 31, 1998 and
   1999, respectively......................................       966     10,314
  Due from affiliate.......................................       --       1,801
  Prepaid expenses.........................................     1,691      2,793
  Other current assets.....................................       106      1,437
                                                            ---------  ---------
    Total current assets...................................    14,943     51,818
Restricted cash............................................     5,420      4,692
Property and equipment, net................................    12,998     18,201
Other intangibles, net.....................................       --       1,748
Tradename, net.............................................    26,579     26,330
Goodwill, net..............................................    11,587     55,680
Deferred network costs, net................................     5,939      3,563
Subscriber acquisition costs, net..........................       --     182,838
Other assets...............................................       866      1,118
                                                            ---------  ---------
    Total assets........................................... $  78,332  $ 345,988
                                                            =========  =========
           LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Notes payable............................................ $   2,000  $ 110,154
  Accounts payable.........................................    10,442     24,351
  Accrued compensation.....................................     3,000      3,095
  Accrued restructuring and other special costs............     4,705      3,849
  Other accrued expenses...................................    18,193     16,847
  Accrued subscriber acquisition costs.....................       --       7,144
  Unearned revenue.........................................    10,200     14,062
  Capital lease obligation--short term.....................       --         412
                                                            ---------  ---------
    Total current liabilities..............................    48,540    179,914
Capital lease obligation--long term........................       --         983
                                                            ---------  ---------
    Total liabilities......................................    48,540    180,897
                                                            ---------  ---------
Commitments and contingencies (Note 14)
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
   authorized; none issued or outstanding..................       --         --
  Contingent convertible notes.............................    30,500        --
  Common stock, $.01 par value; 150,000,000 shares
   authorized; 45,034,297 and 64,502,608 shares issued and
   outstanding at December 31, 1998 and 1999,
   respectively............................................       450        645
  Additional paid-in capital...............................   294,296    539,054
  Accumulated deficit......................................  (292,787)  (373,275)
  Note receivable from stockholder.........................    (2,667)    (1,333)
                                                            ---------  ---------
    Total stockholders' equity.............................    29,792    165,091
                                                            ---------  ---------
    Total liabilities and stockholders' equity............. $  78,332  $ 345,988
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

                       PRODIGY COMMUNICATIONS CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (in thousands except per share amounts)

                              Contingent  Common Stock   Additional
                              Convertible --------------  Paid-in   Accumulated
                                 Notes    Shares  Amount  Capital     Deficit
                              ----------- ------  ------ ---------- -----------
Balance at December 31,
 1996.......................   $ 30,500   12,310   $123   $ 52,883   $ (94,929)
Issuance of common stock for
 cash.......................              14,913    149     71,890
Issuance of common stock on
 conversion of advances from
 stockholders...............               8,547     86    102,565
Acquisition and retirement
 of treasury shares.........              (1,966)   (20)    (8,602)
Comprehensive loss:
  Net loss..................                                          (132,775)
Other comprehensive losses:
  Translation adjustment....
  Comprehensive loss........
                               --------   ------   ----   --------   ---------
Balance at December 31,
 1997.......................     30,500   33,804    338    218,736    (227,704)
                               --------   ------   ----   --------   ---------
Issuance of common stock for
 cash.......................              11,254    112     74,926
Issuance of common stock on
 conversion of advances from
 stockholders...............
Options granted below fair
 market value...............                                   730
Acquisition and retirement
 of treasury shares.........                 (24)              (96)
Comprehensive loss:
  Net loss..................                                           (65,083)
  Comprehensive loss........
                               --------   ------   ----   --------   ---------
Balance at December 31,
 1998.......................     30,500   45,034    450    294,296    (292,787)
                               --------   ------   ----   --------   ---------
Issuance of common stock for
 cash.......................              12,373    124    164,409
Issuance of common stock in
 connection with the
 acquisition of
 BizOnThe.Net...............               2,841     28     48,411
Convertible securities
 redemption.................    (30,500)   4,255     43     30,457
Options granted below fair
 market value...............                                 1,481
Comprehensive loss:
  Net loss..................                                           (80,488)
  Comprehensive loss........
                               --------   ------   ----   --------   ---------
Balance at December 31,
 1999.......................   $    --    64,503   $645   $539,054   $(373,275)
                               ========   ======   ====   ========   =========

                       PRODIGY COMMUNICATIONS CORPORATION

                    (in thousands except per share amounts)

                              Accumulated     Note
                                 Other     Receivable
                             Comprehensive    From                Comprehensive
                             (Loss) Profit Stockholder   Total        Loss
                             ------------- ----------- ---------  -------------
Balance at December 31,
 1996......................      $ (30)                $ (11,453)
Issuance of common stock
 for cash..................                  $(4,000)     68,039
Issuance of common stock on
 conversion of advances
 from stockholders.........                              102,651
Acquisition and retirement
 of treasury shares........                               (8,622)
Comprehensive loss:
  Net loss.................                             (132,775)   $(132,775)
Other comprehensive losses:
  Translation adjustment...       (159)                     (159)        (159)
                                                                    ---------
  Comprehensive loss.......                                         $(132,934)
                                 -----       -------   ---------    =========
Balance at December 31,
 1997......................       (189)       (4,000)     17,681
                                 -----       -------   ---------
Issuance of common stock
 for cash..................                               75,038
Issuance of common stock on
 conversion of advances
 from stockholders.........                    1,333       1,333
Options granted at below
 fair market value.........                                  730
Acquisition and retirement
 of treasury shares........                                  (96)
Comprehensive loss:
  Net loss.................                              (65,083)   $ (65,083)
Other comprehensive losses:
  Translation adjustment...        189                       189          189
                                                                    ---------
  Comprehensive loss.......                                         $ (64,894)
                                 -----       -------   ---------    =========
Balance at December 31,
 1998......................      $ --         (2,667)     29,792
                                 -----       -------   ---------
Issuance of common stock
 for cash..................                    1,334     165,867
Issuance of common stock on
 acquisition of
 BizOnThe.Net..............                               48,439
Convertible securities
 redemption................
Options granted below fair
 market value..............                                1,481
Comprehensive loss:
  Net loss.................                              (80,488)   $ (80,488)
                                                                    ---------
  Comprehensive loss.......                                         $ (80,488)
                                 -----       -------   ---------    =========
Balance at December 31,
 1999......................      $ --        $(1,333)  $ 165,091
                                 =====       =======   =========


   The accompanying notes are an integral part of the consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               (in thousands except share and per share amounts)

                                                    Years Ended December 31,
                                                  ------------------------------
                                                    1997       1998      1999
                                                  ---------  --------  ---------
Cash flows from operating activities:
Net loss......................................... $(132,775) $(65,083) $ (80,488)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Loss on equity investment in joint venture.....    12,101       --         --
  Recovery of equity investments.................      (250)      --         --
  Write-down of assets held for sale.............     2,400       --         --
  Gain on sale of assets.........................       --     (5,176)    (3,319)
  Gain on settlement of note payable.............       --        --      (1,714)
  Gain on settlement of note receivable..........       --        --        (500)
  Option grants at below fair value..............       --        730      1,481
  Loss on sale of cellular assets................       848       --         --
  Depreciation and amortization of property and
   equipment.....................................    11,997     7,896      8,429
  Amortization of goodwill.......................     1,551     1,551      5,505
  Amortization of tradename......................     3,455     3,667      3,849
  Amortization of other intangibles..............       --        --         152
  Amortization of deferred network asset.........     1,335     2,228      2,376
  Amortization of subscriber acquisition costs...       --        --      20,448
  Amortization of deferred software development
   costs.........................................     1,159       --         --
  Write-down of deferred software development
   costs to net realizable value.................     1,946       --         --
  Provision for doubtful accounts................      (342)      (49)    (3,200)
  Change in operating assets and liabilities, net
   of effects of acquisitions and disposals:
  Trade accounts receivable......................     1,935       823     (4,711)
  Due from affiliate.............................       --        --      (1,801)
  Prepaid expenses...............................     1,340      (312)    (1,078)
  Other assets...................................    (1,690)    1,320     (1,083)
  Assets held for sale...........................    (5,325)    1,650        --
  Accounts payable and other accrued expenses....   (11,650)  (20,359)    12,997
  Accrued compensation...........................    (1,089)      652         95
  Accrued restructuring and other special costs..    (2,178)   (3,170)      (856)
  Unearned revenue...............................     1,193     5,648      3,271
                                                  ---------  --------  ---------
    Net cash used in operating activities........  (114,039)  (67,984)   (40,147)
                                                  ---------  --------  ---------
Cash flows from investing activities:
  Acquisition of property and equipment..........    (8,556)   (2,567)    (9,907)
  Acquisition of subscribers.....................       --        --    (196,142)
  Acquisition of Web hosting business............       --        --      (9,829)
  Proceeds from sale of assets/equity
   investments...................................       --      5,176      3,319
  Investment in joint venture....................    (7,006)      --         --
  Increase in other assets.......................       308       --         --
                                                  ---------  --------  ---------
    Net cash used in investing activities........   (15,254)    2,609   (212,559)
                                                  ---------  --------  ---------

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock......... $ 68,039  $ 74,942  $164,533
  Repayment of notes payable to related parties..  (46,000)  (32,100)  (19,846)
  Proceeds from notes payable to related
   parties.......................................      --     22,100   130,000
  Repayment of borrowings........................      --    (30,000)     (750)
  Proceeds from borrowings.......................  102,651    30,000       --
  Payment of note receivable from stockholder....      --      1,333     1,334
  (Increase)/decrease in restricted cash.........   (4,148)   (1,272)      728
  Other..........................................     (161)      189       --
                                                  --------  --------  --------
    Net cash provided by financing activities....  120,381    65,192   275,999
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   (8,912)     (183)   23,293
                                                  --------  --------  --------
Cash and cash equivalents, beginning of period...   21,275    12,363    12,180
                                                  --------  --------  --------
Cash and cash equivalents, end of period......... $ 12,363  $ 12,180  $ 35,473
                                                  ========  ========  ========
Supplementary Cash Flow Information:
  Cash paid for interest......................... $  1,177  $  1,164  $  1,823
Noncash investing and financing activities:
  Conversion of advances from stockholder to
   common stock..................................  102,651       --        --
  Contingent convertible notes and contingent
   warrants issued in exchange for contingent
   convertible note..............................   30,500       --        --
  Conversion of contingent convertible notes into
   common stock..................................      --        --    (30,500)
  Sale of network assets in exchange for service
   agreement.....................................    9,502       --        --
  Issuance of common stock in connection with
   acquisition of Web hosting business...........      --        --    (48,439)
  Contingent convertible note received as
   settlement for sale of International Wireless
   cellular communications business..............      --        --       (875)
  Capital lease obligations......................      --        --      1,395
  Option grants at below fair value..............      --        730     1,481


   The accompanying notes are an integral part of the consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands except share and per share amounts)

1. Organization and Basis of Presentation

   Prodigy Communications Corporation (the "Company" or "Prodigy") is a leading nationwide Internet Service Provider ("ISP"). The Company is controlled by Carso Global Telecom, S.A. de C.V. ("Carso Global Telecom") through a 64.1% direct and indirect majority voting equity interest in the Company's common stock. The Company was formed in June 1996, under the name Prodigy, Inc., to acquire Prodigy Services Company ("PSC") and to hold International Wireless Incorporated ("IW") and other communications interests. IW was incorporated on May 23, 1994, to develop and operate cellular telephone systems in Africa. IW's other communications interests consisted of Africa Online, Inc., a wholly-owned subsidiary engaged in Internet access and online services in Africa, and an equity investment in a start-up joint venture in China.

   Since the acquisition of PSC, the Company has been in the midst of a major transformation, both domestically and internationally. In the United States, the Company launched its open standards based Internet access service ("Prodigy Internet") in October 1996. The Company's cellular telephone assets and operations were sold in January 1997. In 1997, the Company determined that its primary focus would be as an ISP and decided to discontinue the production of its own content for Prodigy Internet. In 1998, the Company sold its African operations and negotiated a settlement of its liabilities in connection with the closing of its Asian operations (see Note 5--Dispositions).

   Since formation, Prodigy has relied on private sales of equity securities (totaling $294,100 through December 31, 1999), borrowings and the initial public offering in February 1999 (with net proceeds of $157,200) to fund its operations. Prodigy has incurred significant losses since inception and, at December 31, 1999, had an accumulated deficit of $373,275 and a working capital deficit of $128,096 comprised of current liabilities of $179,914 offset by current assets of $51,818. For the years ended December 31, 1997, 1998 and 1999, Prodigy incurred negative cash flow from operations of $114,039, $67,984 and $40,147, respectively. To the extent the Company is unable to fund its current obligations as they become due from its operating cash flows, Carso Global Telecom, through its subsidiary Telmex, has committed to provide additional financing, either through capital and/or debt financing, of up to $200,000 through February, 2001. Specific terms of this financing will be determined at the time such financing, if any, is provided. Management believes that this additional funding will be sufficient to enable the Company to meet its planned expenditures through at least December 31, 2000.

2. Acquisitions

 Acquisition of BizOnThe.Net

   On October 5, 1999, Prodigy acquired the BizOnThe.Net Web hosting business of U.S. Republic Communications, Inc. an indirect majority owned subsidiary of VarTec including the subscribers of the BizOnThe.Net Web hosting business. At the closing, Prodigy repaid a $9,000 loan from VarTec to U.S. Republic and issued 2,840,993 shares of Prodigy common stock to U.S. Republic including 727,272 shares held in an escrow account to secure the indemnification obligations of U.S. Republic and its shareholders. Some or all of the escrowed shares will be released to U.S. Republic at various times over the two year period following the closing. In addition to the shares and amounts paid at closing, in 2001 Prodigy may be required to issue up to 727,272 additional shares, contingent on the attainment by the acquired business of set earn-out targets.

   The acquisition of BizOnThe.Net has been accounted for under the purchase method of accounting and accordingly the cost to acquire BizOnThe.Net was allocated to the assets acquired and liabilities assumed based on their respective fair values with the excess allocated to goodwill. The total purchase price is subject to

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

change based on the calculation of the amount by which the net book value of the acquired assets and assumed liabilities as of October 5, 1999 exceeded or was less than the net book value as of July 31, 1999, which is expected to be finalized in the second quarter of 2000, and earn-out adjustments to be finalized over the next two years. Changes in the purchase price based on these adjustments will be recorded as corresponding increases or decreases in goodwill at the time the related items are resolved and are not expected to exceed $10,000. Based on the value of the 2,840,993 shares of common stock currently issued in connection with the BizOnThe.Net acquisition and the $9,000 cash used to repay the loan, the total purchase price is approximately $58,000. The excess of the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed of $49,598 has been allocated to goodwill and will be amortized on a straight-line basis over 3 years.

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

                                                              Twelve Months
                                                                  Ended
                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Revenues................................................... $208,107  $143,246
Net loss................................................... $(95,236) $(91,385)
Pro forma net loss per common share........................ $  (1.53) $  (2.10)

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

 Foreign Currency Translation

   The functional currencies of the Company's foreign subsidiaries, which were disposed of in 1998, were the local currencies. Accordingly, assets and liabilities of foreign subsidiaries were translated to U.S. dollars at period-end exchange rates and revenues and expenses were translated using the average rates during the period. The effects of foreign currency translation adjustments have been accumulated and are included as a separate component of stockholders' equity. Foreign currency transaction gains and losses, arising from

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

exchange rate fluctuations on transactions denominated in currencies other than the functional currencies, were immaterial for all periods presented.

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

 Subscriber Acquisition Costs

   Costs of acquisition programs which result in subscriber enrollments without further effort required by the Company are capitalized and amortized over the estimated life of the acquired subscriber (See Note 8-- Subscriber Acquisition Costs). General marketing costs, as well as all other costs related to the acquisition of subscribers, are expensed as incurred.

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

 Restricted Cash

   Restricted cash represents collateral for outstanding letters of credit, the escrow portion of proceeds related to the Company's sale of a subsidiary and collateral for a surety bond filed with a state government.

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

 Internal Use Software

   The Company capitalizes the cost of acquiring internal use software once the application development stage has begun and ceases to capitalize costs once the software is put into use. Training, maintenance and data conversion costs are expensed as incurred.

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


  Equipment Under Capital Leases

   The Company leases certain computer equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are being depreciated over their related lease terms. Depreciation of assets under capital leases is included in depreciation expense.

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

 Long-Lived Assets

   The Company periodically reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

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

 Accounting for Stock-Based Compensation

   The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," in 1996. As permitted by SFAS No. 123, the Company has elected to continue to apply the intrinsic value methodology provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," for the grants or awards of equity instruments to employees. In accordance with APB 25 no expense was recorded during 1997. During 1998 and 1999 approximately $730 and $1,481 of compensation expense was recorded. As required by SFAS No. 123, the Company has disclosed the pro forma effect on net loss of using a fair value approach to measure compensation for grants or awards of equity instruments (see Note 13-- Stock Option and Purchase Plan).

 Net Loss Per Share

   The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the Company to

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

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

 Recent Accounting Pronouncements

   In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges." In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 express the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Prodigy has concluded that these SABs do not have a material impact on its financial position or its results of operations.

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

4. Restructuring and Other Special Costs

   During 1997, in an effort to decrease cash outflows and more efficiently manage its business, the Company decided to restructure its operations and outsource its network and content production functions. The Company's provisions, expenditures and remaining balances to be paid are detailed below:

                                                  Accrued               Accrued               Accrued
                                                  Costs at              Costs at              Costs at
                                 1997    1997   December 31,   1998   December 31,   1999   December 31,
                                 Cost  Payments     1997     Payments     1998     Payments     1999
                                ------ -------- ------------ -------- ------------ -------- ------------
 (A) Network termination
      costs..................   $4,740             $4,740     $  849     $3,891      $ 42      $3,849
 (B) Employee severance......    2,900  $1,979        921        921
 (C) Discontinuance of
      content production.....      585                585        585
 (D) Medford, MA Facility
      Closing................    1,629              1,629        815        814       814
                                ------  ------     ------     ------     ------      ----      ------
                                $9,854  $1,979     $7,875     $3,170     $4,705      $856      $3,849
                                ======  ======     ======     ======     ======      ====      ======

--------
(A) In connection with the sale of its network (see Note 5--Dispositions, Sale of Network), the Company incurred liabilities related primarily to early termination payments and other contractual obligations for certain non-cancelable network related agreements. Management expects to use this reserve in full by the year ending December 31, 2001.

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

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

   In October 1997, the Company and the Buyer modified the Note including the following: (i) the due date was extended to January 31, 1999, (ii) the Note was changed to make it unsecured, (iii) the interest rate was reduced to 8%, (iv) the Note was subject to mandatory repayment out of the net proceeds from an acquisition of IW. The Buyer also surrendered an additional 573,580 shares of common stock of the Company in exchange for a reduction in IW's unpaid obligations at October 31, 1997 to $16,148. As a result of the restructuring of the Note and revaluation of the Company's stock from $12.00 to $4.00 per share, a loss on the sale of IW of $848,000 was recorded in 1997.

   In October 1999 the note was restructured for a cash settlement of $500,000 and an 8% convertible note for $875,000 due in October 2006. The Note is convertible into 1 million shares of common stock of Wireless Communications Technology, which purchased the cellular division of IW. At December 31, 1997, 1998 and 1999 the respective notes receivable were valued at zero.

 Sale of Network

   Prodigy owned and operated its own network in the United States until July 1, 1997. Effective July 1, 1997, the Company sold to Splitrock Services, Inc. ("Splitrock"), an affiliate of Carso Global Telecom, certain of its network assets. Splitrock agreed to: (i) assume equipment leases, maintenance and license liabilities related to network assets, and (ii) enter into a Full Service Agreement whereby Splitrock will provide certain network services to the Company, including commitments to meet certain capacity and performance requirements.

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

   In March 1998, the Company terminated its Chinese joint ventures and operations. On October 1, 1998, Africa Online, Inc. was sold for gross cash proceeds of $2,815, of which $750 was placed in escrow to collateralize certain indemnification obligations of the Company for a six month period. The sale resulted in a gain to the Company of approximately $2,900.

 Sale of Equity Investment

   During 1997 the Company sold a subsidiary which eventually became part of TCI Music. As a result of the sale, the Company acquired shares of TCI Music. During April of 1999, TCI Music announced its merger with Liberty Media. As a result, the value of the Company's investment increased and was sold for $3,325, generating a gain of $3,319 which was recognized in 1999.

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

6. Property and Equipment

   Property and equipment consisted of the following at December 31:

                                                       Useful
                                                        Life     1998    1999
                                                      --------- ------- -------
Computer equipment................................... 3-5 years $24,711 $33,109
Capitalized software................................. 3-5 years   2,126   5,862
Leasehold improvements............................... 5-7 years   4,778   4,836
Furniture and equipment.............................. 5-8 years   1,590   1,696
Property under capital lease......................... 39 months           1,538
                                                                ------- -------
                                                                 33,205  47,041
Less accumulated depreciation and amortization.......            20,207  28,840
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

7. Intangible Assets

   The cost and accumulated amortization of intangible assets was as follows at December 31:

                                                                 1998    1999
                                                                ------- -------
Tradename:
  Cost......................................................... $35,668 $39,217
  Less: accumulated amortization...............................   9,089  12,887
                                                                ------- -------
                                                                $26,579 $26,330
                                                                ======= =======
Goodwill:
  Cost......................................................... $15,529 $65,127
  Less: accumulated amortization...............................   3,942   9,447
                                                                ------- -------
                                                                $11,587 $55,680
                                                                ======= =======
Deferred network costs:
  Cost......................................................... $ 9,502 $ 9,502
  Less: accumulated amortization...............................   3,563   5,939
                                                                ------- -------
                                                                $ 5,939 $ 3,563
                                                                ======= =======
Other Intangibles:
  Cost......................................................... $   --  $ 1,900
  Less: accumulated amortization...............................     --      152
                                                                ------- -------
                                                                $   --  $ 1,748
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

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

   The purchase price is expected to decrease by approximately $10 million from the original payment due to fewer subscribers transitioning to the Prodigy service than originally projected. The Company has capitalized the costs of the subscribers purchased under this agreement and is amortizing these costs over 36 months representing the estimated weighted average term of the subscribers acquired.

   During 1999, the Company entered into agreements with major retailers of personal computers (the "Retailers") to make specified payments to the Retailers in exchange for the Retailers enrolling customers onto Prodigy Internet and obtaining a signed contractual commitment from these customers to term subscriptions to Prodigy Internet of one, two or three years at the Company's standard monthly rates. The Company has capitalized these payments and is amortizing them over the term of the individual subscriber contract. The company reviews subscriber terminations on a quarterly basis and any unamortized acquisition costs related to such terminations are written off.

   Capitalized subscriber acquisition costs at December 31, 1999 are as follows:

                                                                         1999
                                                                       --------
Cable & Wireless
  Cost................................................................ $ 41,612
  Less: accumulated amortization......................................   (4,818)
                                                                       --------
                                                                       $ 36,794
                                                                       ========
Subscriber Contract Acquisition
  Cost................................................................ $161,674
  Less: accumulated amortization......................................  (15,630)
                                                                       --------
                                                                       $146,044
                                                                       ========

   The amortization expense for subscriber acquisition costs for the year ended December 31, 1999 is $20,448.

9. Notes Payable

   Notes payable consisted of the following at December 31:

                                                                 1998    1999
                                                                ------ --------
Notes payable to related party................................. $    0 $110,154
                                                                ------ --------
Loan payable to corporate lender............................... $2,000 $      0
                                                                ------ --------

   In March 1996, the Company borrowed $2,000 from a network company (the "Corporate Lender") pursuant to an 8.25% convertible note. Principal and interest were due on March 31, 1997. The note had not been formally extended. The Corporate Lender had the right within 30 days after the completion of a private placement and prior to March 31, 1997 to convert the principal and interest into common stock at the price per share at which the Company's common stock is issued in the private placement. In January 1999, the Company paid the Corporate Lender $750 in full settlement of its 8.25% convertible note in the principal amount of $2,000 and all accrued interest. As a result the Company recognized a gain of $1,714 in 1999.

   In August 1998, the Company obtained a $35,600 line of credit from Carso Global Telecom. This credit facility expired on December 31, 1999 and bore interest at the LIBOR rate plus between one and five percentage points. There were no outstanding amounts on this facility as of December 31, 1998 or 1999.

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

   In August 1999, the Company obtained a $130,000 line of credit from Banco Inbursa to fund its various subscriber acquisition programs during the third and fourth quarter of 1999. The interest rate on this facility fluctuates based on market conditions at the time of each drawdown. These borrowings reached a maximum of $130,000 during 1999 at interest rates between 9% and 12%. At December 31, 1999 the line had been paid down to $110,154. In January 2000, Prodigy repaid $13,800 of these notes. The remaining $96,400 is due April 7, 2000.

10. Contingent Convertible Notes and Warrants

   The Contingent Convertible Notes ("Contingent Notes") valued at $30,500, were issued to International Business Machines Corporation ("IBM") and Sears Roebuck and Co. ("Sears") in 1996 in connection with the acquisition of PSC and had an interest rate of 8% annually commencing on December 17, 1997.

   In November 1997, IBM and Sears (i) agreed that the consideration receivable upon conversion of the Contingent Notes would be based on the valuation of the Company in excess of $250,000 (with the aggregate consideration payable to IBM and Sears still limited to $200,000 plus interest from June 17, 1996) and (ii) were granted Contingent Stock Purchase Warrants (the "Contingent Warrants") to purchase shares of Common Stock of the Company at 130% of the fair market value thereof at the time of conversion of the Contingent Notes. The aggregate number of shares of Common Stock issuable to IBM and Sears upon conversion of the Contingent Notes and exercise of the Contingent Warrants could not exceed 15% of the number of shares outstanding upon completion of the IPO. As a condition to these arrangements, Carso Global Telecom prepaid (on behalf of and as an advance to the Company) the balance due on the Company's former White Plains lease ($5,831) and established a $4,000 letter of credit, declining quarterly over three years, to collateralize certain payment obligations of the Company under PSC contracts for which IBM and Sears remain liable.

   Upon the completion of the Company's initial public offering both IBM and Sears acquired an interest in the Company's outstanding common stock in accordance with the terms of the Contingent Convertible Notes. IBM and Sears each received approximately 2,127,500 shares for a combined total of approximately 4,255,000. Additionally, IBM and Sears each received warrants which allow them to purchase 2,409,145 additional shares each at $19.50 per share. Those warrants are exercisable for three years from the conversion date.

11. Income Taxes

   The Company had no income tax expense for the years ended December 31, 1997, 1998 and 1999 as a result of net losses. As of December 31, 1998 and 1999, the Company's deferred tax assets were as follows:

                                                              1998      1999
                                                            --------  ---------
Domestic net operating loss carryforwards.................. $ 84,991  $ 114,840
Intangible assets..........................................    6,382      6,133
Restructuring and other nonrecurring reserves..............    3,838      1,844
Other......................................................      979      5,026
Valuation allowance........................................  (96,190)  (127,843)
                                                            --------  ---------
Net deferred tax asset..................................... $    --   $     --
                                                            ========  =========

   At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $280,098 which may be used to offset future taxable income, beginning to expire in 2010. The utilization of the federal income tax loss carryforwards is subject to limitation as a result of a change of ownership.

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


   Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. Under the applicable accounting standards, management has considered the Company's history of losses and concluded that it is more likely than not that the Company will not realize these deferred tax assets.

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

 Reduction in Authorized Shares

   On January 25, 1999, the Company effected a reduction in the number of authorized shares from 280,000,000 to 150,000,000.

 Private Placements

   In October 1996, the Company offered up to 2,000,000 shares of its common stock in a private placement, resulting in net proceeds to the Company from investors of approximately $1,843. In February 1997, the Company increased the size of the offering from 2,000,000 shares to 4,000,000 shares of common stock and reduced the offering price to $12.00 per share from $28.00 per share. As a result of the reduction in the offering price, the Company offered to each investor the choice of either (i) receiving additional shares to reduce their average purchase price to $12.00 or (ii) rescinding their subscriptions and receiving refunds without interest upon the closing. The Company received aggregate gross proceeds of $88,843 and issued 7,403,603 shares of common stock.

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

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

 Initial Public Offering

   On February 11, 1999, the Company completed an initial public offering ("IPO") under the Securities Act of 1933. This resulted in the sale of 11.2 million shares of common stock for gross proceeds of approximately $168,000 and net proceeds of approximately $157,200.

 IBM and Sears Conversion of Contingent Notes

   Upon the completion of the Company's IPO both IBM and Sears acquired 7.5% of the Company's outstanding common stock in accordance with the Contingent Notes Conversion feature (see Note 10--Contingent and Convertible Notes and Warrants). IBM and Sears each received approximately 2,127,500 shares for a combined total of approximately 4,255,000 or 15% of the Company.

   Additionally, IBM and Sears each received warrants which allow them to purchase up to 15% of the Company at 130% of the fair market value at the date of conversion of the Contingent Notes. Those warrants are exercisable for three years from the conversion date. IBM and Sears each received approximately 2,409,000 warrants or approximately 4,818,000 in total.

 Stock Warrants

   A warrant to purchase 250,000 shares issued to Carso Global Telecom in 1996 was canceled in March 1997, at which time the Company granted Carso Global Telecom and another shareholder warrants to purchase 3,250,000 shares and 500,000 shares, respectively, of common stock for $12.00 per share, exercisable prior to or on November 12, 1997. In October 1997, in consideration for arranging interim financing for the Company, the exercise price was reduced from $12.00 per share to $4.00 per share.

   At December 31, 1997, the Company had warrants outstanding with various shareholders, including Carso Global Telecom, to purchase 3,859,347 shares of the Company's common stock at an average price of $4.20 per share. During 1998, 3,750,000 warrants were exercised at $4.00 per share. At December 31, 1998, the Company had warrants outstanding with various shareholders to purchase 122,402 shares of the Company's common stock at an average price of $11.09 per share. All the outstanding warrants were exercisable as of December 31, 1998. At December 31, 1999 the Company had warrants outstanding with various shareholders to purchase 117,402 shares of the Company's common stock at an average price of $11.05 per share. During 1999, 5,000 warrants were exercised at a price of $12.00 per share.

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

 1999 Outside Directors Stock Option Plan

   In January 1999, Prodigy's Board of Directors and stockholders adopted Prodigy's 1999 outside director stock option plan. The director plan permits the issuance of up to 250,000 shares of common stock on the

                      PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

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

 1999 Stock Option Plan

   The Board of Directors has adopted, subject to shareholder approval, the 1999 Stock Option Plan (the "1999 Plan"). Under the 1999 Plan, options to purchase up to 5,600,000 shares of common stock, subject to adjustment in the event of stock splits, may be granted to employees, directors, consultants and advisors of the Company. Options granted may be either incentive stock options or nonqualified options. All options issued under the 1999 Plan are exercisable over periods determined by the Board of Directors, not to exceed 10 years from the date of grant. No options were granted under the 1999 Plan as of December 31, 1999.

   The Company's stock option plans are administered by the Board of Directors.

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

   The exercise and vesting periods of the outstanding options were not altered by the repricings.

   Stock option plan activity for the years ended December 31, 1997, 1998 and 1999 follows (in thousands):

                                                          1997    1998    1999
                                                          -----  ------  ------
Outstanding at January 1................................. 2,286   2,299   2,370
  Options granted........................................   828   1,441   1,093
  Options exercised......................................            (3) (1,092)
  Options canceled/forfeited.............................  (815) (1,367)   (464)
                                                          -----  ------  ------
Outstanding at December 31............................... 2,299   2,370   1,907
                                                          =====  ======  ======
  Exercisable at December 31.............................   867     691     413
                                                          =====  ======  ======
  Available for grant at December 31.....................   825     752     373
                                                          =====  ======  ======

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

   Weighted average option exercise price information for the years ended December 31, 1997, 1998 and 1999 follows:

                                                            1997   1998   1999
                                                           ------ ------ ------
Outstanding at January 1.................................. $12.48 $10.72 $ 5.83
  Options granted......................................... $10.04 $ 5.84 $16.63
  Options exercised....................................... $    0 $11.46 $ 6.24
  Options canceled........................................ $ 9.32 $10.64 $ 8.06
Outstanding at December 31................................ $10.72 $ 5.83 $11.17
                                                           ====== ====== ======
  Exercisable at December 31.............................. $10.96 $ 6.87 $ 5.83
                                                           ====== ====== ======

   The following table summarizes information about stock options outstanding at December 31, 1999:

                        Options Outstanding            Options Exercisable
                ------------------------------------ -----------------------
                                Weighted-
                                 Average   Weighted-
   Range of         Number      Remaining   Average      Number     Average
   Exercise      Outstanding   Contractual Exercise   Exercisable   Exercise
    Prices      (In Thousands)    Life       Price   (In Thousands)  Price
   --------     -------------- ----------- --------- -------------- --------
    $4.00             596       8.0 years   $ 4.00        272        $ 4.00
$ 8.00-$ 8.60         336       8.6 years   $ 8.06         95        $ 8.07
$ 9.00-$12.00         286       8.8 years   $11.21         41        $ 9.30
$15.00-$25.63         689       9.6 years   $18.87          5        $21.72
                    -----       ---------   ------        ---        ------
$4.00 to 25.63      1,907       8.4 years   $11.17        413        $ 5.83
                    =====       =========   ======        ===        ======

   Had compensation cost for the Company been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's net losses for the years ended December 31, 1997, 1998, and 1999 would have been approximately $136,921, $65,872 and $83,977, respectively, and basic and diluted net loss per share would have been approximately $7.90, $1.62 and $1.40, respectively. The weighted average fair value of the options granted during the years ended December 31, 1997, 1998, and 1999 was estimated at $1.12, $4.15, and $8.18 per share, respectively, on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                   1997      1998       1999
                                                 ---------  -------  ----------
Dividend yield..................................         0        0           0
Volatility......................................        55%      60%         60%
Risk free rate..................................      5.99%     5.4%       5.34%
Expected option life............................ 4.6 years  3 years  3.35 years

   In determining the fair value of the common stock at the date of grant, the Board considered a broad range of factors including the liquid nature of an investment in the Company's common stock, transactions in the Company's common stock, the Company's historical financial performance relative to that of comparable companies and its future prospects.

 1999 Employee Stock Purchase Plan

   In January 1999, Prodigy's Board of Directors and stockholders adopted the 1999 Employee Stock Purchase Plan (the "purchase plan"). The purchase plan authorizes the issuance of up to 500,000 shares of

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

Prodigy's common stock to eligible employees of Prodigy and its subsidiaries. Under the purchase plan, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at a price equal to the lower of 85% of the fair market value of the shares on the first date of the offering period and 85% of the fair market value of the shares on the purchase date. The purchase plan permits shares to be purchased at the end of the purchase periods occurring during each offering period. Unless otherwise provided by the Board prior to commencement, an offering period will begin on each May 16 and November 16, and continue for a period of 24 months. A purchase period will begin on each May 16 and November 16, and will continue for a period of six months, ending on the following November 15 or May 15, respectively. The first offering period and the first purchase period commenced on Prodigy's initial public offering. The last day of each purchase period is the date on which shares are actually purchased. Purchases are limited to 10% of an employee's eligible compensation up to a maximum of $25 per year. During 1999 Prodigy issued 83,880 new shares to its employees at an average price of $12.75 per share under the purchase plan.

14. Commitments and Contingencies

 Commitments

   At December 31, 1999, the Company's minimum rental commitments under noncancelable operating leases with initial or remaining terms of more than one year were as follows:

Year ended December 31,
  2000.................................................................. $ 3,432
  2001..................................................................   2,710
  2002..................................................................   2,727
  2003..................................................................   2,529
  2004 and thereafter...................................................   2,490
                                                                         -------
                                                                         $13,888
                                                                         =======

   The Company's rent expense in the years ended December 31, 1997, 1998, and 1999 was approximately $9,192, $2,302 and $2,970, respectively.

   During 1999 the Company entered into capital leases for certain computer equipment. Minimum future lease payments under the capital leases as of December 31, 1999 are:

  2000.................................................................. $  569
  2001..................................................................    585
  2002..................................................................    526
                                                                         ------
  Total minimum lease payments..........................................  1,680
  Less--amounts representing interest...................................   (285)
                                                                         ------
  Present value of minimum lease payments............................... $1,395
                                                                         ======

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

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

   The Company is party to a contract for a subscription management system through June 2001. This contract requires minimum annual payment of processing fees of $1,116. For the years ended 1997, 1998 and 1999, the Company paid $3,628, $3,039 and $3,723, respectively.

   Under the Company's four-year agreement with Splitrock, the Company is obligated to minimum annual payments of $45,000 in 1999, $51,000 in 2000 and $54,000 in 2001 and maximum monthly charges based on the number of the Company's subscribers for the month. The agreement provides for early termination charges of $7,000 in the first year, declining thereafter on an annual basis. The agreement is automatically renewed for successive 12-month periods unless terminated by either party upon 12-months notice.

   In August 1999, the Company entered into an agreement with a vendor to provide network licensing and technical support. This agreement requires an annual payment of $730 in 2000. Upon 30-day prior written notice, the Company can terminate the agreement without penalty. The agreement can be extended for an additional 12 months.

   As of December 31, 1997, the Company was contractually obligated to pay IBM a network termination penalty of $7,500 resulting from the sale of the Company's network. The Company has negotiated with IBM to settle this liability through a defined purchasing plan, whereby the Company will be obliged to purchase services from IBM through December 31, 2000, up to $7,500 in value, with any shortfall being paid as a penalty. The Company has accrued $3,849 as of December 31, 1999, representing management's best estimate of the amount of the purchase commitment that will not be used as of December 31, 2000. This amount is included in the Company's accrued network termination cost (see Note 4--Restructuring and Other Special Costs).

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

   In October 1999, the Company entered into an agreement with a telephone company to provide certain network services for the Yorktown data center. These services are due to commence during the first quarter of 2000. This agreement has an initial term of seven years and requires minimum payments of $1,225 per year. The agreement has termination and cancellation charges which would be defined by New York's FCC Tariffs in effect at the time of cancellation.

   In February 2000, the Company entered into an agreement with another major electronics retailer to make specified payments to the retailer in exchange for the retailer enrolling customers and obtaining a signed contractual commitment from these customers to term subscriptions to Prodigy Internet at the Company's standard monthly rates. The payments, amounting to $100, $225 or $400 per subscriber (in whole dollars) for a one-year, two-year, or three-year Prodigy Internet service contract, respectively, are required at the time the contract is received and will be capitalized and amortized over the respective contractual terms.

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

 Contingencies

   The Company is a defendant in various lawsuits arising in the ordinary course of business. It is the opinion of management that any liability to the Company which may arise as a result of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

15. Defined Contribution Plan

   On June 17, 1996, as part of the Company's acquisition of PSC, the Company took on responsibility for the administration and sponsorship of the Prodigy Services Corporation Capital Accumulation Plan (the "Plan").

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

   The Company's contributions were $569, $469 and $698 in 1997, 1998 and 1999, respectively.

16. Valuation and Qualifying Accounts

   The following table sets forth activity in the Company's allowance for doubtful accounts:

                                                                         Balance
                                        Balance At                         at
                                        Beginning  Charges to            End of
                                        of Period  Operations Deductions Period
                                        ---------- ---------- ---------- -------
Year ended:
  December 31, 1997....................    $930      $  342      $587    $  685
  December 31, 1998....................     685          49       367       367
  December 31, 1999....................     367       3,200       187     3,380

17. Related Party Transactions

 Telmex Agreement

   On January 25, 1999, Prodigy and Telmex, a subsidiary of Carso Global Telecom, executed an agreement under which: (i) Prodigy will assist Telmex in the negotiation of agreements with service providers for Telmex's IDP service in Mexico pertaining to network/Internet access, Web hosting, customer service, content hosting, billing, marketing, sales and data collection services; (ii) Prodigy will advise Telmex on customer service, administrative functions and technical operations, including marketing, Internet connection and other network services, content, customer support, pricing and service composition, billing and collection, inbound telemarketing and other aspects of the ISP business; (iii) the parties will discuss the potential migration of certain IDP infrastructure functions, including email, subscriber management and authentication systems, for Telmex's IDP subscriber to the Prodigy infrastructure platform, and the advisability of offering a co-branded IDP/Prodigy service in Mexico; and (iv) the parties will pursue additional opportunities, such as providing

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

services to one another and the joint acquisitions of subscribers. In exchange for Prodigy's services, Telmex will pay Prodigy a management fee, on a monthly basis, equal to 15% of the net subscriber revenue (defined as the invoiced sales price less discounts, excise taxes and credits for returns) on the first 200,000 IDP subscribers and 10% of the net subscriber revenue (as defined above) on additional IDP subscribers. The agreement has a term of five years and may be terminated by Telmex if Prodigy undergoes a change of control. The Company earned subscriber management fees from Telmex of $6,833 during 1999, of which $1,801 was receivable at December 31, 1999.

 Splitrock Agreement

   Carso Global Telecom owns a minority interest in Splitrock. As part of the sale of its network operations, the Company also entered into a Sublease Agreement pursuant to which Splitrock subleases a portion of the Company's leased space in Yorktown Heights, New York, effective July 1, 1997 through February 28, 2001.

   Pursuant to the Full Service Agreement with Splitrock, effective July 1, 1997, Splitrock provides to the Company network services consisting primarily of end-to-end connection services from subscriber dial-up lines to the Company's data center. Splitrock charges Prodigy at a fixed rate per subscriber, subject to a monthly maximum usage limit, after which an incremental hourly rate is charged, and certain minimum charges (see Note 14-- Commitments and Contingencies). The Company incurred network charges to Splitrock of approximately $22,700, $64,100 and $76,600 for the years ended December 31, 1997, 1998 and 1999, respectively.

   Additionally, the Company's accounts payable to Splitrock for the years ended December 31, 1998 and December 31, 1999 was approximately $2,500 and $8,800, respectively.

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

18. Subsequent Events

 Pending Acquisition of FlashNet Communications

   On November 5, 1999, the Company announced a definitive agreement to acquire FlashNet Communications, Inc. in a stock-for-stock merger. Under the terms of the merger agreement, Prodigy will issue 0.35 shares of Prodigy common stock for each share of FlashNet common stock outstanding on the closing date

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)

of the transaction. Based on the number of shares of FlashNet currently outstanding, Prodigy will issue approximately 5,000,000 shares to complete the acquisition. The acquisition is expected to be completed in the second quarter of 2000, subject to FlashNet shareholder approval. The acquisition will be accounted for under the purchase method of accounting.

 Pending Transaction with SBC Communications

   During November 1999, Prodigy announced a proposed transaction with SBC Communications Inc. ("SBC"). In the proposed transaction, SBC will acquire an approximate 43% indirect interest in Prodigy. Prodigy will be the exclusive retail Internet service marketed by SBC in the United States and SBC will purchase the Prodigy Internet service from Prodigy on wholesale terms and provide it to SBC's approximately 690,000 existing Internet subscribers. SBC has committed to obtain for Prodigy an additional 1,200,000 Internet subscribers over a three year period in exchange for a fee of $40 to $75 (in whole dollars) for each subscriber obtained. SBC will pay Prodigy a penalty for shortfalls in the number of subscribers delivered over the three year period, with the size of the penalty based on the number of subscribers actually obtained. The agreement also includes provisions under which SBC and Prodigy can purchase other services from each other, including telecommunications and network services.

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

 (Unaudited)

   On March 16, 2000, Prodigy and Citibank signed a letter agreement which contemplates that Citibank will structure and arrange financing of $200,000 secured by the future service fees payable by contract subscribers to the Prodigy Internet service. The letter agreement includes a preliminary summary of principal terms and conditions, estimated expenses and the structuring fee due Citibank at closing. The letter agreement does not constitute a firm financing commitment from Citibank, and Prodigy cannot assure that the Citibank financing will be completed. The Citibank financing is subject to the issuance by SBC of a performance guarantee and satisfaction of the following conditions:

  .  satisfactory completion of Citibank's due diligence review of Prodigy;

  . in Citibank's determination, the absence of any material adverse change in the financial markets or in the financial condition or operations of Prodigy;

  . negotiation and execution of mutually satisfactory documentation for the financing;

                       PRODIGY COMMUNICATIONS CORPORATION

               (in thousands except share and per share amounts)


  .  the receipt of specified ratings from ratings agencies; and

  . the receipt of internal Citibank credit approval and any other approvals and legal opinions as Citibank may deem necessary or advisable.

   In connection with the Citibank financing, Prodigy and SBC have agreed in principle that SBC will provide a contingent performance guarantee in exchange for which Prodigy will grant SBC a contingent warrant to purchase 537,924 shares of Prodigy common stock for $1.00 per share. The performance guarantee to be provided by SBC requires that, in the event Prodigy becomes unable to continue to perform its service obligations under the subscriber contracts, SBC shall either perform Prodigy's service obligations directly or replace Prodigy with a substitute Internet service provider.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The current executive officers and directors of Prodigy and their ages and positions with Prodigy are as follows:

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

Nominees for Director

   At each annual meeting of stockholders, Prodigy's directors are elected to serve until the sooner of the next annual meeting of stockholders or until their respective successors are elected and qualified.

   Upon completion of the SBC transaction:

  .  SBC will have the right to appoint three Prodigy directors;

  . Carso Global Telecom and Telmex will have the right to appoint three Prodigy directors;

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

   Prodigy's current directors are Samer F. Salameh, Alfredo Sanchez, James R. Adams, Allen Craft, Arturo Elias and James M. Nakfoor. They each have indicated their willingness to serve if elected. However, if any nominee becomes unable to serve, the proxies may be voted for substitute nominees selected by the board of directors or for a reduction in the number of directors, as determined by the board of directors.

Directors of Prodigy Following the SBC Transaction

   Samer F. Salameh, as Prodigy's current chief executive officer, will remain a director upon completion of the SBC transaction. Carso Global Telecom and Telmex have indicated to Prodigy that two of their designees to Prodigy's board will be James M. Nakfoor and Jaime Chico Pardo, whose biography appears below, but that they have not yet selected their third designee. SBC has indicated to Prodigy that its three designees to Prodigy's board will be James D. Gallemore, James S. Kahan and Charles J. Roesslein, whose biographies appear below. Carso Global Telecom, Telmex and SBC have not yet indicated to Prodigy who their representatives on the executive steering committee will be. Prodigy expects that Allen Craft, Arturo Elias and Alfredo Sanchez will resign as directors upon completion of the SBC transaction. Prodigy intends to appoint two independent directors within ninety days after completion of the SBC transaction. As a result, Prodigy stockholders should understand that the composition of the Prodigy board of directors following completion of the SBC transaction will be significantly different than the directors elected at the annual meeting.

   Jaime Chico Pardo, age 50, currently serves as vice chairman and chief executive officer of Telmex, which he joined as chief executive officer in 1995. From 1993 to 1995, Mr. Chico Pardo was president and chief executive officer of Grupo Condumex, a manufacturer of products for the construction, automobile and telecommunications industries. Mr. Chico Pardo is also vice chairman of Carso Global Telecom and a director of Grupo Carso and Grupo Financiero Inbursa, both of which are affiliated with Carso Global Telecom. He also serves as a director of Honeywell International, a diversified technology and manufacturing company.

   James D. Gallemore, age 48, has served as executive vice president--SBC strategic marketing and planning of SBC Operations since April 1997. Previously, he was vice president--marketing for Southwestern Bell Operations from 1995 until April 1997. He served as vice president--marketing of Southwestern Bell Telephone from 1994 to 1995 and as its assistant vice president--marketing from 1992 to 1994. From 1973 to 1992, he held various marketing and sales positions with SBC companies.

   James S. Kahan, age 52, has been employed by various SBC affiliates since 1983. He has served as SBC's senior executive vice president--corporate development since October 1999. He was SBC's senior vice president--corporate development from 1992 to October 1999. Previously, he was managing director-- corporate development from 1988 to 1992. Mr. Kahan is also a director of Bell Canada and Amdocs Ltd., a leading provider of product-driven information systems solutions to major telecommunications companies.

   Charles J. Roesslein, age 51, has served as a senior vice president of SBC since March 2000. From October 1999 to March 2000, he was president--SBC CATV, responsible for SBC's cable television operations at Ameritech and Southern New England Telephone. From 1997 to 1999, Mr. Roesslein was president and chief executive officer of SBC Technology Resources, responsible for the development of SBC's long-term technology strategies. He was vice president--information services of Southwestern Bell Telephone Company and vice president--chief information officer for SBC Services from 1995 to 1997, except for the period from October 1996 to August 1997, when he served as SBC's vice president-- strategic planning. From 1990 to 1994, Mr. Roesslein served as vice president-- chief financial officer and treasurer for Southwestern Bell Telephone Company. Previously, he held a variety of network, strategic planning, corporate development, and finance positions with SBC companies, dating back to 1970.

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

                           Summary Compensation Table

                                 Annual Compensation               Long-Term Compensation
                         --------------------------------------  --------------------------
                                                                 Securities
Name and Principal                                 Other Annual  Underlying    All Other
Position                 Year  Salary   Bonus      Compensation  Options(1) Compensation(2)
------------------       ---- -------- --------    ------------  ---------- ---------------
Current Executive
 Officers:
Samer F. Salameh........ 1999 $241,667 $127,250           --          --        $4,800
 Chairman of the Board
  and                    1998 $200,000 $ 65,084(3)        --          --        $6,000
 Chief Executive Officer 1997 $ 50,000 $ 90,000           --      156,250       $1,250

David C.
 Trachtenberg(4)........ 1999 $224,000 $115,828(3)        --          --        $4,200
 President and Chief     1998 $ 11,056      --            --      125,000          --
 Operating Officer       1997      --       --            --          --           --

Andrea S. Hirsch(5)..... 1999 $201,083      --            --          --        $4,800
 Executive Vice
  President,             1998 $ 56,878 $180,000           --       93,750          --
 Business Development,
  General                1997      --       --            --          --           --
 Counsel and Acting
  Chief
 Financial Officer

Former Executive
 Officers:
James P. Dougherty(6)... 1999 $126,667 $ 49,876      $148,346(7)      --        $3,978
 Former General Manager, 1998 $171,138 $ 44,904           --          --        $4,404
 Business Services       1997 $ 15,385      --            --       93,750       $  462

David R. Henkel(8)...... 1999 $201,083 $ 80,898           --          --        $4,800
 Former Executive Vice
  President,             1998 $ 79,167      --            --      187,500       $2,375
 Finance and Chief
  Financial Officer      1997      --       --            --          --           --

James L'Heureux(9)...... 1999 $149,686 $ 60,000      $ 12,423(7)      --           --
 Former Executive Vice
  President,             1998 $190,000 $ 11,756           --       43,750          --
 Consumer Services       1997 $ 86,474 $ 40,000           --       50,090          --

Carena M. Pooth(10)..... 1999 $174,167 $ 87,875           --          --        $4,800
 Former Executive Vice
  President,             1998 $181,250 $ 26,250           --       68,750       $4,313
 Technology              1997 $161,458 $ 22,500           --          --        $4,800

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

   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                     Values

                                                Number of Securities
                                               Underlying Unexercised     Value of Unexercised
                          Shares               Options at Fiscal Year     In-The-Money Options
                         Acquired                        End              at Fiscal Year End(2)
                            on       Value    ------------------------- -------------------------
Name                     Exercise Realized(1) Exercisable Unexercisable Exercisable Unexercisable
----                     -------- ----------- ----------- ------------- ----------- -------------
Current Executive
 Officers:
Samer F. Salameh........  68,750  $1,489,844    43,750       43,750      $672,656    $  672,656
David C. Trachtenberg...     --   $      --     41,666       83,334      $592,701    $1,185,424
Andrea S. Hirsch........   5,000  $  109,998    26,250       62,500      $298,594    $  710,938
Former Executive
 Officers:
James P. Dougherty......  68,750  $1,561,792       --           --       $    --     $      --
David R. Henkel.........  84,085  $1,486,052     9,323       94,092      $106,049    $1,070,296
James L'Heureux.........  27,083  $  706,241       --           --       $    --     $      --
Carena M. Pooth.........  93,750  $1,577,475       --           --       $    --     $      --

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

   Ms. Pooth was employed under an employment agreement scheduled to expire on May 31, 2000 providing for an annual base salary of $190,000. Ms. Pooth was eligible to receive an annual performance bonus of up to 50% of her base salary, contingent on the successful completion of personal and corporate goals as mutually established. Ms. Pooth was eligible to participate in all of Prodigy's fringe benefit programs, and was entitled to accelerated vesting of stock options on a change in control of Prodigy. Effective February 28, 1999, Ms. Pooth resigned from Prodigy, and pursuant to her employment agreement, she was entitled to salary continuation for nine months and all of her options accelerated and remained exercisable through December 31, 1999.

Board and Committee Meetings

   The board of directors has an audit committee and compensation committee. There is no standing nominating committee of the board of directors. The audit committee, which is composed of Messrs. Adams and Nakfoor:

  . reviews the annual financial statements of Prodigy prior to their submission to the board;

  . consults with Prodigy's independent accountants to review financial results, internal financial controls and procedures, audit plans and recommendations; and

  . recommends to the board the selection, retention or termination of independent accountants and approve services provided by independent accountants.

   The compensation committee, composed of Messrs. Adams, Elias and Nakfoor, makes recommendations to the board regarding the compensation of executive officers, key managers and directors and administers Prodigy's stock plans.

   During 1999, the board of directors held 13 meetings, including regular, special and telephonic meetings. During 1999, the audit committee held two meetings and the compensation committee held six meetings. In 1999, each current director attended at least 75% of the meetings of the board of directors and of the committees on which he serves held while he was a member, except that Mr. Elias attended four of the six meetings of the compensation committee.

Director Compensation

   All directors are reimbursed for their expenses in attending board and committee meetings in accordance with Prodigy's expense reimbursement policies. Directors who are also employees of Prodigy do not receive additional compensation for serving as directors.

   In January 1999, Prodigy's board of directors and stockholders adopted Prodigy's 1999 outside director stock option plan. The director plan permits the issuance of up to 250,000 shares of common stock on the exercise of options granted under the director plan. All options granted under the director plan are non-statutory stock options. Pursuant to the director plan, each director of Prodigy who was not then employed by Prodigy received on the closing of Prodigy's initial public offering an option to purchase 30,000 shares of common stock at an exercise price equal to the price per share at which shares were sold in the initial public offering. Accordingly, Messrs. Sanchez, Elias and Nakfoor each received 30,000 options on the closing of the initial public offering at an exercise price of $15.00 per share. Thereafter, each new non-employee director will receive, on his or her initial election to the board of directors, an option to purchase an option to purchase 30,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. As a result, Mr. Adams received an option to purchase 30,000 shares at an exercise price of $25.625 on his initial election to the board of directors on May 17, 1999. All options granted under the director plan vest in four equal annual installments based on continued service as a director, and expire three months after termination of service as a director. In the event of an acquisition of Prodigy, 50% of all then unvested options will accelerate and become exercisable.

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

   Throughout the year, Mr. Salameh meets with executive officers to review their progress in achieving these goals. After the end of the year, Mr. Salameh performs a final performance review with the compensation committee and presents proposed bonus award levels for consideration and approval. The compensation committee approved Mr. Salameh's proposals for bonuses for 1999. In recognition of the achievement of corporate and his individual goals, the compensation committee awarded Mr. Salameh a bonus of $150,000 in February 2000.

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

Compliance With Internal Revenue Code Section 162(m)

   Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to the corporation's chief executive officer and other named executive officers. Qualifying "performance-based" compensation is not subject to the deduction limit if certain requirements are met. Prodigy intends to structure the stock options granted to its executive officers under its option plans in a manner that complies with Section 162(m) so as to mitigate any disallowance of deductions.

                                        THE COMPENSATION COMMITTEE

                                        James M. Nakfoor, Chairman
                                        James R. Adams
                                        Arturo Elias

Comparative Stock Performance

   The graph below compares the cumulative stockholder return on Prodigy's common stock for the period from February 11, 1999 (the date on which it began to trade on the Nasdaq National Market) through December 31, 1999 with the cumulative total return on the Media General Market Weighted NASDAQ Index and a peer group index comprised of Cavion, Concentric Network, E.Spire Communications, EarthLink, Euro909.com, Euroweb Internet, Frontline Communications, GlobalNet Financial, GRIC Communications, IDT Corporation, Interactive Pictures, Internet Network Services, Internet America, Internet Commerce, Internet Initiative, Internet.com, Juno Online Services, Korea Thrunet, MindSpring Enterprises, Navisite, OneMan.com, Pacific Internet, PSINet, RMI.Net, Satyam Infoway, Softnet Systems, Terra Networks, Verio, Voyager.Net and Ziplink. The comparison below assumes the investment of $100 on February 11, 1999 in Prodigy's common stock, the Media General Market Weighted NASDAQ Index and the peer group index. In each case, the comparison assumes reinvestment of all dividends. Measurement points are on February 11, 1999, March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999.

                     COMPARISON OF CUMULATIVE TOTAL RETURN
                   AMONG PRODIGY COMMUNICATIONS CORPORATION,
        MEDIA GENERAL MARKET WEIGHTED NASDAX INDEX AND PEER GROUP INDEX


                              [GRAPH APPEARS HERE]


                   ASSUMES $100 INVESTED ON FEBRUARY 11, 1999
                          ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDED DECEMBER 31, 1999

                          February 11, March 31, June 30, September 30, December 31,
                              1999       1999      1999       1999          1999
                          ------------ --------- -------- ------------- ------------
Prodigy Communications
 Corporation............     100.00     136.44     92.00      63.11         68.89
Peer Group Index........     100.00     160.81    124.22     117.00        177.06
Media General Market
 Weighted NASDAQ Index..     100.00      98.18    106.83     108.57        160.35

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table illustrates the beneficial ownership of the Prodigy common stock as of March 31, 2000 by:

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

                                     Shares beneficially   Shares beneficially
                                     owned prior to the    owned after the SBC
                                     SBC transaction(1)      transaction(1)
                                    --------------------- ---------------------
Name                                  Number   Percentage   Number   Percentage
----                                ---------- ---------- ---------- ----------
Current directors, executive
 officers and 5% stockholders:
  Carlos Slim Helu(2).............. 41,413,111    64.1    41,413,111    35.6
  Carso Global Telecom(3).......... 29,396,911    45.5    29,396,911    25.3
  Telmex(4)........................ 12,016,200    18.6    12,016,200    10.3
  Samer F. Salameh(5)..............    112,500       *       134,375       *
  James R. Adams...................        --        *        15,000       *
  Allen Craft(6)...................        --        *           --        *
  Arturo Elias(5)..................     45,000       *        60,000       *
  James M. Nakfoor(5)..............     10,000       *        25,000       *
  Alfredo Sanchez(5)...............     47,000       *        62,000       *
  David C. Trachtenberg............     41,666       *        83,333       *
  Andrea S. Hirsch.................     26,250       *        57,500       *
  All current executive officers
   and directors as a group
   (8 persons)(5)(7)...............    282,416       *       437,208       *
Other 5% stockholders:
  SBC(8)...........................        --      --     51,821,505    44.5
  Sears(9).........................  4,536,778     7.0     4,536,778     3.8
Former executive officers:
  James P. Dougherty...............     43,750       *        43,750       *
  David R. Henkel..................        323       *        47,369       *
  James L'Heureux..................        --      --            --      --
  Carena M. Pooth..................        --      --            --      --

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

(2) Consists of the listed shares held by Carso Global Telecom and Telmex. Mr. Slim and members of his immediate family, beneficially own a majority of the outstanding voting equity securities of Carso Global Telecom. Thus, Mr. Slim and members of his immediate family may be deemed to control Carso Global Telecom, Telmex and Prodigy. The business address of Carso Global Telecom and Mr. Slim is Paseo de las Palmas, #736, Col. Lomas de Chapultepec, Mexico City, Mexico 11000.

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

(4) Telmex's business address is Parque Via 190, Oficina 1016, Colonia Cuauhtemoc, Mexico City, Mexico 06599.

(5) Excludes the listed shares held by Carso Global Telecom, and Telmex and SBC.

(6)  Excludes the shares held by SBC.

(7) Includes 169,792 shares that are subject to options that will become exercisable on completion of the SBC transaction.

(8) Consists of shares issuable on conversion of Prodigy Class B common stock and units in the operating partnership to be issued to SBC on completion of the SBC transaction. Does not include a contingent warrant to purchase 537,924 shares of Prodigy common stock for $1.00 per share which Prodigy and SBC have agreed in principle SBC will receive in exchange for guaranteeing Prodigy's ongoing performance obligations under its customer contracts in connection with a proposed third party financing. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." SBC's business address is 175 East Houston, San Antonio, Texas 78205.

(9) Ownership is based on a Schedule 13G/A filed by Sears with the Securities and Exchange Commission on February 10, 2000. Includes 2,409,145 shares issuable on exercise of a warrant. Sears' business address is 3333 Beverly Road, Hoffman Estates, Illinois 60179.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

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

   Loans from Carso Global Telecom, Telmex and Banco Inbursa. n June 1996, Prodigy borrowed $48,000,000 from Banco Inbursa, an affiliate of Carso Global Telecom, in order to pay the cash portion of the purchase price for the acquisition of Prodigy Services Company and related expenses and subsequently borrowed an additional $2,000,000. These loans bore interest at the prime rate plus one-half percentage point. In March 1997, Prodigy repaid $40,000,000 to Banco Inbursa. Between February 1998 and July 1998, Banco Inbursa loaned $22,100,000 to Prodigy to fund operations. These loans bore 9% interest and were due December 31, 1999. In July 1998, Prodigy repaid the $32,100,000 then owed to Banco Inbursa. Pending regulatory approval of some of the stock put exercises described above, Carso Global Telecom loaned $71,500,000 to Prodigy on an interest-free basis, and Banco Inbursa loaned Prodigy $13,650,000 at 9% interest. These loans were unsecured, and the proceeds were used to finance Prodigy's operations.

   In August 1999, Carso Global Telecom agreed to provide Prodigy with a $130 million revolving line of credit. Advances are due 30 days after borrowing, but Prodigy is permitted to roll over advances into new advances at its election. Advances are uncollateralized and bear interest at the LIBOR rate plus between one and five percentage points as negotiated on a case-by-case basis. As of February 29, 2001, $96.4 million was outstanding under this line of credit.

   In February 2000, Telmex committed to provide Prodigy with financing of up to $200 million to fund its operations through February 2001.

Transactions with SBC

   On March 16, 2000, Prodigy and Citibank signed a letter agreement which contemplates that Citibank will structure and arrange financing of $200 million secured by the future service fees payable by contract subscribers to the Prodigy Internet service. The letter agreement includes a preliminary summary of principal terms and conditions, estimated expenses and the structuring fee due Citibank at closing. The letter agreement does not constitute a firm financing commitment from Citibank, and Prodigy cannot assure that the Citibank financing will be completed. The Citibank financing is subject to the issuance by SBC of a performance guarantee and satisfaction of the following conditions:

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

   In connection with this financing, SBC has agreed in principle to guarantee Prodigy's ongoing performance obligations under its customer contracts. Prodigy and SBC have not fully negotiated the terms of the guarantee. In exchange for this guarantee, Prodigy and SBC have agreed in principle that SBC will receive a contingent warrant to purchase 537,924 shares of Prodigy common stock for $1.00 per share, expiring 3.5 years after the closing date of the Citibank financing and exercisable only if:

  .  SBC's performance guarantee is triggered;

  .  Prodigy's chief executive officer is not then an SBC appointee; and

  . SBC, Carso Global Telecom and Telmex then collectively own, on a fully-diluted basis, securities representing less than 50% of the voting power of Prodigy's the outstanding securities.

   If the financing were to close on the date hereof, the condition specified in the last bullet point above would not be satisfied, and Prodigy cannot predict when, or if, the SBC warrant would become exercisable.

   Allen Craft, an executive officer and director of Prodigy, is employed by SBC. SBC pays the salary of and provides employee benefits to Mr. Craft.

Splitrock Transaction

   Prodigy has outsourced its network operations to Splitrock. Carso Global Telecom owns 30% of Splitrock. Samer F. Salameh, Prodigy's chairman and chief executive officer, is a former director of Splitrock and holds stock options to purchase Splitrock common stock. During the years ended December 31, 1997, 1998 and 1999, Prodigy incurred network charges to Splitrock of $22,700,000, $64,100,000 and $76,600,000 respectively.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) See Item 8 of this report on Form 10-K.

 (b) Reports on Form 8-K

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

 2.3(3)* Agreement and Plan of Merger, dated as of November 5, 1999 and as amended as of March 15, 2000, among the Registrant, PUCKnut
            Corporation and FlashNet Communications, Inc.

 2.4(3)     Stock Option Agreement, dated as of November 5, 1999, among the
            Registrant and FlashNet Communications, Inc.

 2.5(3)     Stockholder Agreement, dated as of November 5, 1999, among the
            Registrant, Applied Telecommunications Technologies, Inc., James B.
            Francis, Jr., Global Undervalued Securities Fund, L.P., Andrew N.
            Jent, John B. Kleinheinz, Kleinheinz Capital Partners LDC, Michael
            Scott Leslie, Kevin A. Stadtler, Albert Lee Thurburn and Russell A.
            Wiseman.

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

 10.1(4)**  1996 Stock Option Plan of the Registrant, as amended.

 10.2(4)**  1999 Employee Stock Purchase Plan of the Registrant.

 10.3(6)**  1999 Stock Option Plan of the Registrant.

 10.4(4)**  1999 Outside Director Stock Option Plan of the Registrant.

 10.5(4)+ Software License and Services Agreement, dated April 16, 1997, between Prodigy Services Corporation and ORACLE Worldwide Tech
            Support.

 10.6(6)++  Amended and Restated Splitrock Full Service Agreement, dated
            February 16, 2000, between Splitrock Services, Inc. and Prodigy
            Services Corporation.

 10.7(4)    Agreement of Sublease, dated June 24, 1997, between Splitrock
            Services, Inc. and Prodigy Services Corporation.

 10.8(4)**  Employment Agreement, dated September 1, 1998, between the
            Registrant and Samer F. Salameh.

 10.9(4)**  Employment Agreement, dated September 14, 1998, between the
            Registrant and Andrea S. Hirsch.

 10.10(4)** Employment Agreement, dated December 14, 1998, between the
            Registrant and David C. Trachtenberg.

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

 10.12(4)+  Promotion & Distribution Agreement, effective October 7, 1996, between Microsoft Corporation and Prodigy Services Corporation, as amended.

 10.13(4)+  Distribution and Licensing Agreement, effective October 1, 1996, between Packard Bell NEC, Inc. and Prodigy Services Corporation.

 10.14(4)+  Excite Services Distribution and Co-Branded Area Agreement, dated
            January 20, 1998, between Excite, Inc. and Prodigy Services
            Corporation.

 10.15(4)   Lease Agreement, dated June 6, 1998, between Prodigy Services
            Company and Crow-Kelly#1, as amended.

 10.16(7)+  Microsoft Windows 98 "Get Connected" Co-Marketing Agreement, dated
            July 2, 1998, between Prodigy Services Corporation and Microsoft
            Corporation.

 10.17(6)   Amendment No. 1 to Microsoft Windows 98 "Get Connected" Co-
            Marketing Agreement, dated October 1, 1998, by and between
            Microsoft Corporation and Prodigy Services Corporation.

 10.18(6)++ Renewal and Amendment to that certain Microsoft Windows 98 "Get
            Connected" Co-Marketing Agreement, dated June 1, 1999, by and between Microsoft Corporation and Prodigy Services Corporation.

 10.19(6)   Amendment No. 3 to that certain Microsoft Windows 98 "Get
            Connected" Co-Marketing Agreement, dated January 19, 2000, by and between Microsoft Corporation and Prodigy Services Corporation.

 10.20(4)+  Software Development and processing Services Agreement, dated
            January 1, 1992, between Prodigy Services Company and CSG Systems,
            Inc., as amended.

 10.21(4)   Form of Prodigy Service Member Agreement.

 10.22(4) Agreement, dated January 25, 1999, among the Registrant, Telefonos de Mexico, S.A. de C.V. and others.

 10.23(7)   Microsoft Internet Explorer Logo License Agreement, dated July 2,
            1998, by and between Prodigy Services Corporation and Microsoft
            Corporation.

 10.24(7) Microsoft Internet Explorer License and Distribution Agreement, dated July 2, 1998, by and between Prodigy Services Corporation and
            Microsoft Corporation.

 10.25(5)*  Investment, Issuance, Contribution and Assumption Agreement, dated as of November 19, 1999 and as amended as of April 19, 2000, by and among SBC Communications Inc., SBC Internet Communications, Inc., the Registrant, Prodigy Transition Corporation and Prodigy
            Communications Limited Partnership.

 10.26(5) Strategic and Marketing Agreement, dated as of November 19, 1999, by and among SBC Communications Inc., SBC Internet Communications,
            Inc., the Registrant and Prodigy Communications Limited
            Partnership.

 10.27(8)   Voting Agreement, dated as of November 19, 1999, by and among SBC
            Communications Inc., Carso Global Telecom, S.A. de C.V. and
            Telefonos de Mexico, S.A. de C.V.

 10.28(5)   Form of Registration Rights Agreement by and among the Registrant,
            SBC Communications Inc. and SBC Internet Communications, Inc., to be effective following the closing of the SBC transaction.

 10.29(3)   Letter, dated February 28, 2000, from Telefonos de Mexico, S.A. de
            C.V., committing to provide up to $200 million in financing to Prodigy.

10.30(3)  Promissory Note of FlashNet Communications, Inc., dated April 26, 2000, in favor of the Registrant.

10.31(3)  Letter Agreement, dated March 13, 2000, by and between the Registrant and Citibank, N.A.

21(6)     Subsidiaries of the Registrant.

23.3      Consent of PricewaterhouseCoopers LLP.

27(6)     Financial Data Schedule.

--------
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 3, 1999.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 21, 1999.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-4, as amended (File No. 333-36394).
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-64233).
(5) Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed on May 5, 2000.
(6)  Previously filed.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K405 filed on March 31, 1999.
(8) Incorporated by reference to the Schedule 13D/A filed on March 9, 2000 by Carlos Slim Helu, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, Maria Soumaya Slim Domit, Vanessa Paula Slim Domit, Johanna Monique Slim Domit, Carso Global Telecom, S.A. de C.V. and Telefonos de Mexico, S.A. de C.V.
+  Confidential treatment granted as to certain portions.
++  Confidential treatment requested as to certain portions.
* The exhibits and schedules to this agreement were omitted from the agreement by the Registrant. The Registrant agrees to furnish any exhibit or schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.
** Management contract or compensation plan or arrangement filed in response to Item 14(c) of Form 10-K.

 (b) Financial Statement Schedules

   All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and, therefore, have been omitted.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of White Plains, state of New York, on the 15th day of May, 2000.

                                     PRODIGY COMMUNICATIONS CORPORATION

                                     By /s/ Andrea S. Hirsch
                                         --------------------------------------
                                                    Andrea S. Hirsch
                                              Executive Vice President and
                                                    General Counsel

                                 EXHIBIT INDEX

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

 2.3(3)* Agreement and Plan of Merger, dated as of November 5, 1999 and as amended as of March 15, 2000, among the Registrant, PUCKnut
            Corporation and FlashNet Communications, Inc.

 2.4(3)     Stock Option Agreement, dated as of November 5, 1999, among the
            Registrant and FlashNet Communications, Inc.

 2.5(3)     Stockholder Agreement, dated as of November 5, 1999, among the
            Registrant, Applied Telecommunications Technologies, Inc., James B.
            Francis, Jr., Global Undervalued Securities Fund, L.P., Andrew N.
            Jent, John B. Kleinheinz, Kleinheinz Capital Partners LDC, Michael
            Scott Leslie, Kevin A. Stadtler, Albert Lee Thurburn and Russell A.
            Wiseman.

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

 10.1(4)**  1996 Stock Option Plan of the Registrant, as amended.

 10.2(4)**  1999 Employee Stock Purchase Plan of the Registrant.

 10.3(6)**  1999 Stock Option Plan of the Registrant.

 10.4(4)**  1999 Outside Director Stock Option Plan of the Registrant.

 10.5(4)+ Software License and Services Agreement, dated April 16, 1997, between Prodigy Services Corporation and ORACLE Worldwide Tech
            Support.

 10.6(6)++  Amended and Restated Splitrock Full Service Agreement, dated
            February 16, 2000, between Splitrock Services, Inc. and Prodigy
            Services Corporation.

 10.7(4)    Agreement of Sublease, dated June 24, 1997, between Splitrock
            Services, Inc. and Prodigy Services Corporation.

 10.8(4)**  Employment Agreement, dated September 1, 1998, between the
            Registrant and Samer F. Salameh.

 10.9(4)**  Employment Agreement, dated September 14, 1998, between the
            Registrant and Andrea S. Hirsch.

 10.10(4)** Employment Agreement, dated December 14, 1998, between the
            Registrant and David C. Trachtenberg.

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

 10.12(4)+  Promotion & Distribution Agreement, effective October 7, 1996, between Microsoft Corporation and Prodigy Services Corporation, as amended.

 10.13(4)+  Distribution and Licensing Agreement, effective October 1, 1996, between Packard Bell NEC, Inc. and Prodigy Services Corporation.

 10.14(4)+  Excite Services Distribution and Co-Branded Area Agreement, dated
            January 20, 1998, between Excite, Inc. and Prodigy Services
            Corporation.

 10.15(4)   Lease Agreement, dated June 6, 1998, between Prodigy Services
            Company and Crow-Kelly#1, as amended.

 10.16(7)+  Microsoft Windows 98 "Get Connected" Co-Marketing Agreement, dated
            July 2, 1998, between Prodigy Services Corporation and Microsoft
            Corporation.

 10.17(6)   Amendment No. 1 to Microsoft Windows 98 "Get Connected" Co-
            Marketing Agreement, dated October 1, 1998, by and between
            Microsoft Corporation and Prodigy Services Corporation.

 10.18(6)++ Renewal and Amendment to that certain Microsoft Windows 98 "Get
            Connected" Co-Marketing Agreement, dated June 1, 1999, by and between Microsoft Corporation and Prodigy Services Corporation.

 10.19(6)   Amendment No. 3 to that certain Microsoft Windows 98 "Get
            Connected" Co-Marketing Agreement, dated January 19, 2000, by and between Microsoft Corporation and Prodigy Services Corporation.

 10.20(4)+  Software Development and processing Services Agreement, dated
            January 1, 1992, between Prodigy Services Company and CSG Systems,
            Inc., as amended.

 10.21(4)   Form of Prodigy Service Member Agreement.

 10.22(4) Agreement, dated January 25, 2999, among the Registrant, Telefonos de Mexico, S.A. de C.V. and others.

 10.23(7)   Microsoft Internet Explorer Logo License Agreement, dated July 2,
            1998, by and between Prodigy Services Corporation and Microsoft
            Corporation.

 10.24(7) Microsoft Internet Explorer License and Distribution Agreement, dated July 2, 1998, by and between Prodigy Services Corporation and
            Microsoft Corporation.

 10.25(5)*  Investment, Issuance, Contribution and Assumption Agreement, dated as of November 19, 1999 and as amended as of April 19, 2000, by and among SBC Communications Inc., SBC Internet Communications, Inc., the Registrant, Prodigy Transition Corporation and Prodigy
            Communications Limited Partnership.

 10.26(5) Strategic and Marketing Agreement, dated as of November 19, 1999, by and among SBC Communications Inc., SBC Internet Communications,
            Inc., the Registrant and Prodigy Communications Limited
            Partnership.

 10.27(8)   Voting Agreement, dated as of November 19, 1999, by and among SBC
            Communications Inc., Carso Global Telecom, S.A. de C.V. and
            Telefonos de Mexico, S.A. de C.V.

 10.28(5)   Form of Registration Rights Agreement by and among the Registrant,
            SBC Communications Inc. and SBC Internet Communications, Inc., to be effective following the closing of the SBC transaction.

 10.29(3)   Letter, dated February 28, 2000, from Telefonos de Mexico, S.A. de
            C.V., committing to provide up to $200 million in financing to Prodigy.

 10.30(3)   Promissory Note of FlashNet Communications, Inc., dated April 26,
            2000, in favor of the Registrant.

 10.31(3) Letter Agreement, dated March 13, 2000, by and between the Registrant and Citibank, N.A.

 21(6)    Subsidiaries of the Registrant.

 23.3     Consent of PricewaterhouseCoopers LLP.

 27(6)    Financial Data Schedule.

--------
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 3, 1999.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 21, 1999.
(3) Incorporated by reference to the Registrant's Registration Statement on Form S-4, as amended (File No. 333-36394).
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-64233).
(5) Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed on May 5, 2000.
(6)  Previously filed.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K405 filed on March 31, 1999.
(8) Incorporated by reference to the Schedule 13D/A filed on March 9, 2000 by Carlos Slim Helu, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, Maria Soumaya Slim Domit, Vanessa Paula Slim Domit, Johanna Monique Slim Domit, Carso Global Telecom, S.A. de C.V. and Telefonos de Mexico, S.A. de C.V.
+  Confidential treatment granted as to certain portions.
++  Confidential treatment requested as to certain portions.
* The exhibits and schedules to this agreement were omitted from the agreement by the Registrant. The Registrant agrees to furnish any exhibit or schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.
** Management contract or compensation plan or arrangement filed in response to Item 14(c) of Form 10-K.

                                                                    EXHIBIT 23.3

                       CONSENT OF INDEPENDENT ACCOUNTANTS

   We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-72179, No. 333-72181 and No. 333-72183) of
Prodigy Communications Corporation of our report dated March 3, 2000 relating to the financial statements which appear in this Form 10-K/A.

PricewaterhouseCoopers LLP

New York, New York
May 15, 2000

                               HALE AND DORR LLP
                                60 State Street
                          Boston, Massachusetts 02109
                        617-526-6000 * Fax 617-526-5000

                                  May 15, 2000

VIA ELECTRONIC SUBMISSION

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

  Re: Prodigy Communications Corporation
    Amendment No. 2 to Annual Report on Form 10-K
    Commission File No. 000-25333

Ladies and Gentlemen:

   Transmitted herewith for filing under the reporting requirements of the Securities Exchange Act of 1934, as amended, is Amendment No. 2 to the Annual Report on Form 10-K/A of Prodigy Communications Corporation (the "Company") for the fiscal year ended December 31, 1999.

   Please contact the undersigned with any questions or comments regarding this filing.

                                          Very truly yours,

                                          /s/ Emily F. Hayes

                                          Emily F. Hayes