Form 10-Q
period 2000-03-31
PRODIGY COMMUNICATIONS CORP
filed 2000-05-15
CIK 824740

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended: March 31, 2000
                                      OR

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

The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding on April 30, 2000 was 64,692,700.
                                  ----------

                      PRODIGY COMMUNICATIONS CORPORATION
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 2000


                                     INDEX

                                                                       Page

PART I.  FINANCIAL INFORMATION                                           3

Item 1.  Financial Statements                                            3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     26


PART II.  OTHER INFORMATION                                             26

Item 1.  Legal Proceedings                                              26

Item 2.  Changes in Securities and Use of Proceeds                      26

Item 6.  Exhibits                                                       27

Signatures

                                ---------------

This report on Form 10-Q includes "forward-looking statements", including statements containing the words "believes", "anticipates", "expects" and words of similar import. All statements other than statements of historical fact included in this report including, without limitation, such statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere herein, regarding Prodigy or any of the transactions described herein, including the timing, financing, strategies and effects of such transactions and Prodigy's growth strategy and anticipated growth, are forward-looking statements. Important factors that could cause actual results to differ materially from expectations are disclosed in this report, including, without limitation, in conjunction with the forward-looking statements in this report and under the heading "Certain Factors That May Affect Future Operating Results."

Prodigy, the Prodigy globe logo and Prodigy Internet are registered trademarks, and Are You A Prodigy?, the Are You A Prodigy? logo, It's a tool for living, Prodigy Classic, the Prodigy Internet logo and Prodigy MailLink are trademarks of Prodigy. All other brand or product names may be trademarks or registered trademarks of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       PRODIGY COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (in thousands except share amounts)

                                                      March 31,     December 31,
                                                        2000            1999
--------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                         $  21,134       $  35,473
  Accounts receivable, net of allowance for doubtful    4,817          10,314
    accounts of $4,696 and $3,380 on March 31,
    2000 and December 31, 1999, respectively
  Due from affiliate                                    2,055           1,801
  Prepaid expenses                                      3,130           2,793
  Other current assets                                    275           1,437
--------------------------------------------------------------------------------
Total current assets                                   31,411          51,818

Restricted cash                                         4,063           4,692
Property and equipment, net                            19,225          18,201
Tradename, net                                         25,140          26,330
Goodwill, net                                          51,170          55,680
Deferred network costs                                  2,969           3,563
Subscriber acquisition costs, net                     158,159         182,838
Other intangibles, net                                  1,589           1,748
Other assets                                            4,033           1,118
--------------------------------------------------------------------------------
Total assets                                        $ 297,759       $ 345,988
                                                    =========       =========

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                                     $  96,345       $ 110,154
  Accounts payable                                     14,446          24,351
  Other accrued expenses                               21,592          16,847
  Accrued subscriber contract expenses                  7,972           7,144
  Accrued compensation                                  1,619           3,095
  Unearned revenue                                     16,029          14,062
  Accrued purchase and restructuring costs              3,817           3,849
  Capital lease obligation - short term                 1,163             412
--------------------------------------------------------------------------------
Total current liabilities                             162,983         179,914
--------------------------------------------------------------------------------
Capital Lease obligation - long term                    2,375             983
                                                    ---------       ---------
Total liabilities                                     165,358         180,897
                                                    ---------       ---------

Stockholders' equity:
  Preferred stock; $.01, par value; 10,000,000
    shares authorized; none issued or outstanding           -               -
  Common stock; $.01 par value; 150,000,000
    shares authorized; 64,644,561 and
    64,502,608 shares issued and outstanding at
    March 31, 2000 and December 31, 1999,
    respectively                                          646             645
  Additional paid-in capital-common stock             540,944         539,054
  Accumulated deficit                                (408,189)       (373,275)
--------------------------------------------------------------------------------
                                                      133,401         166,424
  Less note receivable from stockholder                (1,000)         (1,333)
--------------------------------------------------------------------------------
Total stockholders' equity                            132,401         165,091
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity          $ 297,759       $ 345,988
                                                    =========       =========


The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

                      PRODIGY COMMUNICATIONS CORPORATION
             CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               (in thousands except share and per share amounts)


                                                      For the         For the
                                                    Three Months    Three Months
                                                       Ended           Ended
                                                     March 31,        March 31,
                                                       2000             1999
----------------------------------------------------------------------------------
Revenues:
  Internet and online service revenues:
    Prodigy Internet                                $    56,929     $    27,908
    Prodigy Classic                                           -           6,680
                                                    ------------    ------------
                                                         56,929          34,588

  Other (including $2,605 and $761 of affiliate
         revenue for the three months
         ended March 31, 2000 and
         March 31, 1999, respectively)                    8,021           1,338
----------------------------------------------------------------------------------
    Total revenues                                       64,950          35,926

Operating costs and expenses:
  Cost of revenue                                        29,415          21,846
  Marketing                                              18,769          12,412
  Product development                                     3,282           3,450
  General and administrative                             21,609          12,653
  Depreciation and amortization                           8,885           4,073
  Amortization of subscriber acquisition costs           15,316             -
--------------------------------------------------------------------------------
    Total operating costs and expenses                   97,276          54,434
                                                    ------------    ------------
Operating loss                                          (32,326)        (18,508)

  Interest (income)/expense, net                          2,613          (1,064)
  Gain on settlement of note payable                          -          (1,714)
  Gain on asset sale                                        (25)              -
                                                    ----------------------------
Net loss                                            $   (34,914)    $   (15,730)
                                                    ============================

Basic and diluted net loss per share                $     (0.54)    $     (0.29)
                                                    ============    ============
Weighted average number of shares outstanding
  used in computing basic and diluted net loss
  per share                                          64,564,764      53,455,241
                                                    ============    ============



The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                     For the           For the
                                                                  Three Months      Three Months
                                                                      Ended             Ended
                                                                     March 31,        March 31,
                                                                       2000              1999
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                          $(34,914)         $(15,730)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Option grants at less than fair value                                917               321
    Depreciation                                                       2,420             1,880
    Amortization of goodwill                                           4,522               388
    Amortization of tradename                                          1,190               890
    Amortization of deferred network asset                               594               594
    Amortization of subscriber acquisition costs                      15,316                 -
    Amortization of other intangibles                                    159                 -
  Change in operating assets and liabilities,
    net of effects of acquisitions and disposals
    Accounts receivable                                                5,497               282
    Due from affiliate                                                  (254)             (761)
    Prepaid expenses                                                    (337)             (133)
    Other assets                                                         247               512
    Accounts payable                                                  (9,905)            2,227
    Other accrued expenses                                             4,745             1,109
    Accrued compensation                                              (1,476)             (844)
    Unearned revenue                                                   1,967             1,676
    Accrued purchase and restructuring costs                             (32)             (249)
-----------------------------------------------------------------------------------------------
Net cash used in operating activities                                 (9,344)           (7,838)
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property and equipment                               (1,301)           (3,175)
  Purchase price reduction for Cable & Wireless
    subscriber acquisition                                             9,793                 -
  Purchase price increase for BizOnThe.Net acquisition                   (12)                -
  Subscriber acquisition                                                 398                 -
  Short-term investments                                                   -           (31,829)
  Other investments                                                   (2,000)                -
----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                    6,878           (35,004)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Sale of common stock, net of fees                                      974           159,458
  Borrowings/(repayments) of notes payable to related
    parties                                                          (13,809)                -
  Repayment of note payable to unrelated party                             -            (2,000)
  Repayments of note receivable from stockholder                         333               334
  Decrease in restricted cash                                            629               696
----------------------------------------------------------------------------------------------
Net cash provided by financing activities                            (11,873)          158,488
----------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                      (14,339)          115,646
                                                                    --------          --------
Cash and cash equivalents, beginning                                  35,473            12,180
                                                                    --------          --------
Cash and cash equivalents, ending                                   $ 21,134          $127,826
                                                                    ========          ========
Noncash financing activity:
    Conversion of contingent convertible notes to common stock             -            30,500


The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
               (in thousands except share and per share amounts)


For the period ended March 31, 2000

                                                                        Contingent                        Additional
                                                       Preferred Stock  Convertible     Common Stock       Paid in
                                                       Shares   Amount  Securities   Shares      Amount    Capital
                                                       ---------------  -----------  ------------------   ----------
Balance, December 31, 1999                                0       $0            $0   64,502,608  $645      $539,054

Sale of common stock
  Exercise of options                                     -        -                    141,953     1         1,890
  Sale of stock                                           -        -

Net Loss:
                                                       -------------------------------------------------------------
Balance, March 31, 2000                                   0       $0            $0   64,644,561  $646      $540,944
                                                       ======   ======      ======  ===========  =====    ==========

                                                                                    Note
                                                                                  Receivable
                                                                     Accumulated     From
                                                                       Deficit    Shareholder     Total
                                                                     -----------  -----------     -----
Balance, December 31, 1999                                           $(373,275)    $(1,333)      $165,091

Sale of common stock
  Exercise of options                                                                               1,891
  Sale of stock                                                                        333            333

Net loss                                                               (34,914)                   (34,914)
                                                       ---------------------------------------------------
Balance, March 31, 2000                                              $(408,189)    $(1,000)      $132,401
                                                                    ===========  ==========    ===========

The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

                      PRODIGY COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             (in thousands except share and per share information)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of Prodigy Communications Corporation ("Prodigy") and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in Prodigy's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     At March 31, 2000, Prodigy had available cash and cash equivalents of $21.1 million. Prodigy is currently experiencing substantial negative cash flow each month and expects to continue to experience negative cash flows through 2000. Telmex has unconditionally committed to provide financing, either through capital and/or debt financing, of up to $200 million to fund Prodigy's operations through February 2001. The terms of this financing will be determined at the time such financing, if any, is provided.

Note 2.  Common Stock Offering

     On February 17, 1999, Prodigy completed an initial public offering under the Securities Act of 1933. Prodigy sold 11,200,000 shares of Common Stock and raised net proceeds of approximately $157,200.

     Upon the completion of Prodigy's offering both IBM and Sears acquired an interest in Prodigy's outstanding common stock in accordance with the terms of the Contingent Convertible Notes. IBM and Sears each received approximately 2,127,500 shares for a combined total of approximately 4,255,000.

     Additionally, IBM and Sears each received warrants which allow them to purchase 2,409,145 additional shares each at $19.50 per share. Those warrants are exercisable for three years from the conversion date.

Note 3. Subscriber Acquisition Costs

     In May 1999, Prodigy entered into an agreement with Cable & Wireless USA, Inc. to purchase the dial-up access Internet subscriber base of that entity. At the closing on July 20, 1999, Prodigy paid Cable & Wireless USA, Inc. $40,900 in cash. In March 2000, Prodigy received an approximately $10,000 purchase price adjustment from Cable & Wireless, USA, Inc. due to fewer subscribers transitioning to Prodigy Internet than originally projected, reducing the cost of the subscribers purchased under this agreement to approximately $31,000. Prodigy has capitalized these costs and is amortizing the costs over 36 months representing the estimated weighted average term of the subscribers acquired. During the three months ended March 31, 2000, Prodigy recognized amortization expenses from this transaction of $2,329.

     Commencing in June 1999, Prodigy entered into agreements with major retailers of personal computers (the "Retailers") to make specified payments to the Retailers in exchange for the Retailers enrolling customers onto Prodigy Internet and obtaining a signed contractual commitment from these customers to term subscriptions to Prodigy Internet of one, two, or three years at a monthly charge of $19.95 or $21.95 (in whole dollars). Prodigy has capitalized these payments and is amortizing them over the life of the subscriber contract. During the three months ended March 31, 2000, Prodigy had recorded gross subscriber acquisition costs related to these transactions of $2,919 and had recognized related amortization expense of $12,987. In addition, at March 31, 2000, Prodigy had recorded accrued subscriber contract expenses to the Retailers of $7,972.

     Prodigy reviews subscriber terminations quarterly. Any unamortized subscriber acquisition costs related to such terminations are written off immediately.

Note 4.  Restructuring Reserves

     During the quarter ended March 31, 2000 Prodigy paid $32 of expenditures related to the 1997 restructuring reserve. These expenditures related to contractual obligations and severance payments identified under the original plans. The remaining reserve consists primarily of contractual obligations that management expects will be paid in full by December 31, 2001.

Note 5.  Settlement of Debt

     In January 1999, Prodigy paid a network company $750 in full settlement of its 8 1/4% convertible note in the principal amount of $2,000, and all accrued interest and recognized a gain of $1,714.

                      PRODIGY COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             (in thousands except share and per share information)

Note 6.  Net Loss Per Share

     Prodigy computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires Prodigy to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Since Prodigy incurred losses for all periods presented, the inclusion of options in the calculation of weighted average common shares is anti-dilutive; and therefore there is no difference between basic and diluted earnings per share.

Note 7. Segment Information

     Prodigy has two reportable segments based on its internal reporting which is disaggregated by the services Prodigy offers: consumer Internet services and small business Web hosting services, the latter of which principally includes the BizOnThe.Net Web hosting business acquired from U.S. Republic Communications, Inc. in October 1999. Based on the level of operations during the period, the revenues and operating losses of the Web hosting services are reflected below in an "all other" category together with other non-segment business transactions. There are no intersegment revenues between the two reportable segments. All other accounting policies are applied consistently to the segments, where applicable.

     A summary of the segment financial information is as follows:

                                                    Three months ended
                                                        March 31,
                                                     2000       1999
                                                    -------    -------
                                                      (in thousands)
Revenues:
Internet and online services.....................   $56,929    $34,588
All other services(1)............................     8,021      1,338
                                                    -------    -------
     Total revenues..............................   $64,950    $35,926
                                                    =======    =======

Loss (income) from operations

Internet and online services(2)..................   $29,616    $18,537
All other services(1)(3).........................       968        (29)
Other(4).........................................     1,742         -
                                                    -------    -------
     Total loss from operations..................   $32,326    $18,508
                                                    =======    =======

1. Includes revenue and operating losses associated with the Prodigybiz small business Web hosting division, the Prodigy Internet de Telmex management agreement, and advertising and transaction fees.

2. For the three months ended March 31, 2000 and 1999, Internet and online services includes goodwill and other intangible assets amortization of $17,200 and $1,900, respectively.

3. For the three months ended March 31, 2000 and 1999, all other services includes goodwill and other intangible assets amortization of $4,600 and $0, respectively.

4. Other consists of integration-related costs associated with the pending acquisition of FlashNet Communications, Inc. and the pending transaction with SBC Communications discussed in Note 9.


Note 8.  Recently Issued Accounting Pronouncements

     In March 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101A, an amendment to SAB 101, "Revenue Recognition in Financial Statements." SAB 101A defers the required implementation of SAB 101 until the fiscal quarter ended June 30, 2000. Prodigy has concluded that SAB 101 does not have a material impact on Prodigy's financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No.25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Prodigy does not expect the application of FIN 44 to have a material impact on Prodigy's financial position or results of operations.

                      PRODIGY COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             (in thousands except share and per share information)

Note 9. Subsequent Events

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

Overview

     Prodigy Communications Corporation ("Prodigy") is a leading national Internet service provider ("ISP"). In October 1996, Prodigy launched Prodigy Internet, an open standards-based Internet access service. Since the autumn of 1997, Prodigy has focused on expanding the Prodigy Internet subscriber base and introducing additional value-added services. Prodigy has also made strategic decisions to outsource its network, most of its content, and use multiple vendors for outsourced customer service functions. As a result of these initivates, Prodigy has substantially reduced its fixed operating costs and headcount.

     In conjunction with the lauch of Prodigy Internet in October 1996, Prodigy began offering a plan allowing subscribers unlimited usage of Prodigy Internet for a flat monthly fee without hourly usage charges. In December 1996, Prodigy introduced a similar plan for Prodigy Classic. Since the introduction of Prodigy's unlimited usage plans, the portion of revenues generated from hourly usage charges has decreased substantially.

     The results of operations of ISPs, including those of Prodigy, are significantly affected by subscriber cancellations. Subscriber acquisition expenses and the administrative expenses of enrolling and assisting new subscribers are substantial, and in the past Prodigy typically offered free service for one or two months to new subscribers. In selected distribution channels, Prodigy has replaced free trial programs with prepaid term plans and subscriber contract acquisition programs in order to attract enrollees who are less likely to terminate service.

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

     Prodigy historically has experienced seasonality in its business, with higher expenses during the last and first fiscal quarters, corresponding to the Christmas and post-Christmas selling season, and lower timed usage revenues (revenues from hourly usage charges) during its second and third fiscal quarters resulting from reduced usage of its services during the summer months. The seasonal reductions in timed usage revenues historically experienced by Prodigy have been mitigated by the movement from timed usage plans to unlimited usage plans as well as growth in base, although Prodigy expects to continue to have higher expenses during its first and fourth quarters due to higher network usage. As a result of the seasonality of its business, as well as other factors, Prodigy experiences quarterly fluctuations in its operating results.

     In October 1999, Prodigy acquired the BizOnThe.Net Web hosting business of U.S. Republic Communications, Inc. and combined this business with Prodigy's own Web hosting division to form Prodigybiz.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Prodigy's total revenues have two components: Internet and online service revenues consisting of subscription revenues from subscribers to Prodigy Internet and Prodigy Classic, and other revenues, consisting of small business Web hosting fees from Prodigy's Prodigybiz division, fees from a management contract with Telmex under which Prodigy provides certain management and consulting services to Telmex's Internet subsidiary Prodigy Internet de Telmex, and advertising and transaction fees. Subscription revenues include revenues from hourly usage charges ("timed usage revenues"). Prodigy Classic was discontinued in October 1999.

     Prodigy defines "billable" subscribers as subscribers who remain enrolled beyond completion of the applicable trial period or who enroll in a money-back guarantee program. Prodigy defines "Internet subscribers managed" as billable Prodigy Internet subscribers and billable Prodigy Internet de Telmex subscribers but excluding Prodigy Classic subscribers.

Internet revenues

     Subscription revenues for Prodigy Internet increased $29.0 million, or 104%, from $27.9 million for the three months ended March 31, 1999 to $56.9 million for the three months ended March 31, 2000. The number of Prodigy Internet billable subscribers increased 529,000, or 90%, from 586,000 at March 31, 1999 to 1,115,000 at March 31, 2000. Revenue from Prodigy Classic was $6.7 million for the three months ended March 31, 1999. Prodigy discontinued Prodigy Classic on October 1, 1999. Total Internet subscribers managed increased by 795,000 or 109%, from 731,000 at March 31, 1999 to 1,526,000 at March 31, 2000.
Billable subscribers of Prodigy Internet de Telmex accounted for approximately 411,000 and 145,000 of the number of Internet subscribers managed at March 31, 2000 and March 31, 1999, respectively.

Other revenues

     Other revenues increased $6.7 million, or 499%, from $1.3 million for the three months ended March 31, 1999 to $8.0 million for the three months ended March 31, 2000 as a result of Web hosting revenues from Prodigy Biz and the management agreement with Telmex under which Prodigy receives a percentage of the monthly net revenues from Telmex's Internet subscribers. For the three months ended March 31, 1999 and March 31, 2000, Prodigy recognized Prodigy Internet de Telmex management fees of $0.8 million and $2.6 million, respectively. Prodigy recognized revenues of $2.6 million from its Prodigybiz division in the first quarter of 2000.

     As a result of the foregoing factors, total revenues increased by $29.0 million, or 81%, from $35.9 million in the three months ended March 31, 1999 to $65.0 million in the three months ended March 31, 2000.

Cost of revenues

    Cost of revenues includes network and content expenses. Content expenses consist of the costs of developing, or obtaining from third parties, content for inclusion in Prodigy's service offerings. Cost of revenues increased $7.6 million, or 35%, from $21.8 million in the three months ended March 31, 1999 to $29.4 million in the three months ended March 31, 2000 and is primarily attributable to the 90% increase in Prodigy Internet subscribers from March 31, 1999 to March 31, 2000, which, in turn, resulted in a 62% increase in network usage in the three months ended March 31, 2000 versus the prior year period.

Sales and Marketing

     Sales and marketing expense includes advertising, salaries of sales and marketing personnel and other general sales and marketing costs. Marketing expense increased $6.4 million, or 51%, from $12.4 million in the three months ended March 31, 1999 to $18.8 million in the three months ended March 31, 2000. The current period reflects an increase of $3.6 million versus the prior year period for broadcast media costs incurred in connection with Prodigy's "Are you a Prodigy?" advertising campaign as well as increases of $1.0 million for direct mail campaigns and $0.5 million for bounties.

Product development

     Product development expense includes research and development costs and other product development costs. Product development expense decreased from $3.5 million in the three months ended March 31, 1999 to $3.3 million in the three months ended March 31, 2000. The current period decrease is primarily attributable to the completion of Prodigy's Year 2000 remediation efforts.

General and administrative

     General and administrative expense increased from $12.7 million in the three months ended March 31, 1999 to $21.6 million in the three months ended March 31, 2000. The increase versus the prior year period was primarily attributable to the inclusion of $2.2 million of Prodigy Biz' general and administrative expenses in the quarter as well as increased customer service costs of $0.9 million, increased billing and credit card processing fees of $0.3 million and $0.7 million, respectively, and increased provisions for bad debt of $1.4 million. The increase in customer service, and billing and credit card processing fees was attributable to the 90% increase in subscribers between March 31, 1999 and March 31, 2000. The increased provision for bad debt was attributable to estimated defaults on subscriber contracts acquired from Prodigy's contract subscriber acquisition programs. In addition, integration costs of $1.7 million were charged to expense in the current quarter in anticipation of the completion of the FlashNet Communications acquisition and the SBC transaction during the second quarter of 2000.

Depreciation and amortization

     Depreciation and amortization expense increased $4.8 million, or 118%, from $4.1 million in the three months ended March 31, 1999 to $8.9 million in the three months ended March 31, 2000. The current period increase primarily reflects amortization attributable to goodwill and other intangibles arising from the BizOnThe.Net acquisition in October 1999.

Amortization of subscriber acquisition costs

     Commencing in June 1999, Prodigy entered into agreements with national retailers of personal computers for the purpose of stimulating Prodigy Internet enrollments by agreeing to make a payment to the retailer in exchange for the retailer enrolling a customer onto Prodigy Internet and obtaining a signed contractual commitment from the customer to a term subscription to Prodigy Internet. These payments amount to $100, $250, or $400, respectively, for a term subscription of one, two or three years at a monthly charge of $19.95 or $21.95.

     In July 1999 the Company acquired the Internet dial-up business of Cable & Wireless USA, Inc.

     Prodigy has capitalized these subscriber acquisition costs and amortizes these costs over the term of the underlying subscriber contract for the retail program or 36 months which represents the estimated weighted average term of the subscribers acquired for the Cable & Wireless subscribers.

     Amortization of subscriber acquisition costs of $15.3 million was incurred by Prodigy during the three months ended March 31, 2000 which encompassed
$2.3 million for amortization of the purchase price of subscribers acquired from Cable and Wireless and $13.0 million for amortization of payments made to certain retailers in exchange for obtaining contract subscribers to Prodigy Internet.

Restructuring Reserves

     During the three months ended March 31, 2000 the Company incurred
$32 million of expenditures related to the 1997 restructuring reserve.
These expenditures relate to contractual obligations and severance payments identified under the original plans. The remaining reserve consists primarily of contractual obligations that management expects will be paid in full by December 31, 2001.

Interest and other income

     Interest income/expense, net decreased from net income of $1.1 million in the three months ended March 31, 1999 to net expense of $2.6 million in the three months ended March 31, 2000. Prodigy's initial public offering occurred during the first quarter of 1999 with the proceeds of the offering being invested in short-term money market instruments. As a result of Prodigy's contract subscriber programs and other acquisitions during the second half of 1999, Prodigy arranged a $130.0 million line of credit with Carso Global Telecom in August 1999 and commenced borrowing against this line of credit. Throughout the first quarter of 2000, the balance outstanding under this credit facility averaged $96.3 million. Borrowings under this facility carry an interest rate of 12 percent per annum.

     As a result of the foregoing factors, Prodigy's operating loss increased from $18.5 million in the three months ended March 31, 1999 to $32.3 million in the three months ended March 31, 2000 and its net loss increased from $15.7 million in the three months ended March 31, 1999 to $34.9 million in the three months ended March 31, 2000.

Liquidity and Capital Resources

    Since formation, Prodigy has relied on private sales of equity securities (totaling $294.1 million through March 31, 2000), borrowings and an initial public offering in February 1999 (with net proceeds of $157.2 million) to fund its operations. Prodigy has incurred significant losses since inception and, at March 31, 2000, had an accumulated deficit of $408.2 million and a working capital deficit of $131.6 million comprised of current liabilities of $163.0 million and current assets of $31.4 million. For the three months ended March 31, 1999 and March 31, 2000 Prodigy incurred negative cash flow from operations of $7.8 million and $9.3 million, respectively.

    The increase in cash used in operating activities from 1999 to 2000 resulted from timing of payable settlements and increased amortization expense which offset the increased net losses.

     Net cash from investing activities increased to $6.9 million provided from investing activities in 2000 from $35.0 million used in 1999 primarily due to current period cash proceeds of approximately $10.0 million pertaining to the purchase price reduction from the Cable and Wireless subscriber acquisition versus, in the prior period, the investment of a portion of the proceeds from Prodigy's initial public offering in short term money market instruments.

     In February 1999, Prodigy sold 11,200,000 shares of Common Stock in its initial public offering, including 2,000,000 shares of Common Stock sold to Telmex, for aggregate net proceeds of $157.2 million.

     In May 1999, Prodigy entered into an agreement with Cable and Wireless
USA, Inc. to purchase the dial-up Internet access subscriber base of that entity for a purchase price based on the number of Cable & Wireless customers who transitioned to Prodigy Internet. At the closing, on July 20, 1999, the Company paid Cable & Wireless USA, Inc. $40.9 million in cash. In March 2000, Prodigy received an approximately $10.0 million purchase price adjustment from Cable & Wireless, USA Inc. due to fewer subscribers transitioning to Prodigy Internet than originally projected reducing the total purchase price paid to approximately $31.0 million.

     During the three months ended March 31, 2000, Prodigy paid approximately $2.1 million in consideration for subscribers obtained through its subscriber contract acquisition programs. Prodigy has $8.0 million accrued related to these programs as of March 31, 2000. Prodigy has capitalized these costs and will amortize these costs over the terms of the underlying subscriber contracts (one, two or three years). At March 31, 2000, Prodigy had capitalized related subscriber contract acquisition costs of $170.2 million and had recognized amortization expense of $13.0 million for the three months ended March 31, 2000.

     Prodigy's capital expenditures for the quarter ended March 31, 2000 were $1.3 million, primarily for the purchase of data processing equipment, compared to capital expenditures of $3.2 million in the quarter ended March 31, 1999. Prodigy anticipates that its capital expenditures will be approximately $25 million in 2000.

     In August 1999, Prodigy obtained a $130 million revolving line of credit from Carso Global Telecom to fund its subscriber contract acquisition programs during the third and fourth quarter of 1999. The terms of this line of credit allow Prodigy to borrow, repay and reborrow amounts in minimum increments of $1 million. Advances are due 30 days after borrowing, but Prodigy is permitted to rollover advances into new advances at its election. Advances are uncollateralized and, during the third and fourth quarters of 1999 bore interest of 9% and 12%, respectively. During 1999, Prodigy borrowed the maximum amount permitted under this line of credit. At March 31, 2000, the line of credit had been paid down to $96.3 million. This note matures on June 7, 2000.

     At March 31, 2000, Prodigy had available cash and cash equivalents of $21.1 million. Prodigy is currently experiencing substantial negative cash flow each month and expects to continue to experience negative cash flows through 2000. Telmex has unconditionally committed to provide financing, either through capital and/or debt financing, of up to $200 million to fund Prodigy's operations through February 2001. The terms of this financing will be determined at the time such financing, if any, is provided.

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

Recently Issued Accounting Pronouncements

     In March 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101A, an amendment to SAB 101, "Revenue Recognition in Financial Statements." SAB 101A defers the required implementation of SAB 101 until the fiscal quarter ended June 30, 2000. Prodigy has concluded that SAB 101 will not have a material impact on Prodigy's financial position or results of operations.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Prodigy does not expect the application of FIN 44 to have a material impact on Prodigy's financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This report on Form 10-Q contains "forward-looking statements" relating to, without limitation, future economic performance, plans and projections of revenue and other financial items, that are based on the beliefs of, assumptions made by and information currently available to Prodigy. The words "expect", "estimate", "anticipate", "believe", "intend", "plan" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this "Certain Factors That May Affect Future Operating Results" section and elsewhere in this report on Form 10-Q and in the Company's latest annual report on Form 10-K, respectively, identify important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements.

Prodigy has incurred significant losses and may incur losses in the future. If Prodigy does not achieve and sustain profitability, Prodigy's financial condition and stock price could decline.

Prodigy cannot assure that it will achieve or sustain profitability. Since inception, Prodigy has incurred significant losses. The following table shows Prodigy's revenues and net losses during the three years ended December 31, 1997, 1998 and 1999 and the three months ended March 31, 2000.

                                   Year Ended December 31,
                         -------------------------------------------- Three Months Ended
                              1997           1998           1999        March 31, 2000
                         -------------- -------------- -------------- ------------------
   Revenues........      $134.2 million $136.1 million $189.0 million    $65.0 million
   Net Losses......      $132.8 million $ 65.1 million $ 80.5 million    $34.9 million

At March 31, 2000, Prodigy had:

 .  an accumulated deficit of $408.2 million;

 .  a working capital deficit of $131.6 million;

 .  current liabilities of $163.0 million; and

 .  current assets of $31.4 million.

As a result of these losses, Prodigy has never generated positive cash flow from operations and has relied on private and public sales of equity securities and borrowings to fund its operations. The following table shows Prodigy's negative cash flows from operations during the last three years and for the three months ended March 31, 2000.


                       Year Ended December 31,
              ------------------------------------------ Three Months Ended
                   1997          1998          1999        March 31, 2000
              -------------- ------------- ------------- ------------------
              $114.0 million $68.0 million $40.1 million    $9.3 million

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

Prodigy relies on third party network providers to carry Prodigy's subscriber traffic. Prodigy's primary network provider is Splitrock, and Splitrock's failure to provide network services as required could damage Prodigy's business.

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

Circumstances may arise in which the interests of Carso Global Telecom or Telmex, as shareholders, could conflict with the interests of the other shareholders of Prodigy. Carso Global Telecom and its affiliates have engaged in numerous transactions with Prodigy in the past that were not necessarily a result of arms'-length negotiations. For example, an affiliate of Carso Global Telecom provides Prodigy with a $130,000,000 revolving line of credit, and Telmex has committed to provide financing of up to $200,000,000 to fund Prodigy's operations through February 2001. Prodigy has outsourced its network operations to Splitrock, a company that is 30% owned by Carso Global Telecom. Prodigy has also entered into an arrangement with CompUSA, a company that is controlled by Carlos Slim Helu, to make specified payments to CompUSA in exchange for CompUSA enrolling customers onto Prodigy Internet and obtaining a signed contractual commitment from these customers to term subscriptions to Prodigy Internet of one, two or three years at Prodigy's standard monthly rates. Carso Global Telecom and its affiliates may engage in additional related-party transactions with Prodigy in the future, and there can be no assurance these transactions will be on arms'-length terms. Samer F. Salameh, Prodigy's chairman of the board and chief executive officer, who formerly served on Splitrock's board of directors, holds stock options to purchase shares of Splitrock common stock. Mr. Salameh also serves as an advisor to the chief executive officer of Telmex. In addition to Mr. Salameh, Alfredo Sanchez, Arturo Elias and James M. Nakfoor, directors of Prodigy, are affiliated with Carso Global Telecom or Telmex, and Allen Craft, an executive officer and director of Prodigy, is employed by SBC. Mr. Salameh is married to Mr. Slim's niece, and Mr. Elias is married to Mr. Slim's daughter.

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

Prodigy is currently experiencing substantial negative cash flow each month and expects to continue to experience negative cash flow through 2000. Prodigy had $21.1 of cash available at March 31, 2000. Telmex has committed to provide financing of up to $200,000,000 to fund Prodigy's operations through February 2001. In addition, Prodigy is in the process of seeking third party financing of $200,000,000 secured by the future service fees payable by contract subscribers to the Prodigy Internet service. Any additional equity financing may cause investors to experience dilution. Any additional debt financing may result in restrictions on Prodigy's operations.

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

RISKS ASSOCIATED WITH THE PENDING SBC TRANSACTION.

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

RISKS ASSOCIATED WITH THE PENDING FLASHNET TRANSACTION.

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

Item 2.  Changes in Securities and Use of Proceeds

USE OF PROCEEDS

     None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

     The exhibits listed on the Exhibit Index are filed herewith.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES


  Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           PRODIGY COMMUNICATIONS CORPORATION


Date:  May 15, 2000        /s/ Allen Craft
                           -------------------------------
                           Allen Craft
                           Executive Vice President of Finance,
                           Chief Financial Officer and Treasurer
                           (Principal Financial and Accounting
                           Officer)

Exhibit
Number             Title
------             -----
27                 Financial Data Schedule