Form 10-Q
period 2000-06-30
PRODIGY COMMUNICATIONS CORP
filed 2000-08-14
CIK 824740

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended: June 30, 2000
                                      OR

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

The number of shares of the registrant's Class A common stock, $.01 par value per share, outstanding on July 31, 2000 was 69,855,421. On July 31, 2000 there was 1 share of Class B common stock outstanding, $.01 par value per share.

                      PRODIGY COMMUNICATIONS CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2000


                                     INDEX

                                                                       Page

PART I.  FINANCIAL INFORMATION                                           3

Item 1.  Financial Statements                                            3

            Consolidated Balance Sheets                                  3

            Consolidated Income Statements                               4

            Consolidated Statements of Cash Flows                        5

            Consolidated Statements of Stockholders Equity               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10

         Certain Factors That May Affect Future Operating Results       15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     23


PART II.  OTHER INFORMATION                                             23

Item 1.  Legal Proceedings                                              23

Item 2.  Changes in Securities and Use of Proceeds                      23

Item 4.  Submission of Matters to a Vote of Security Holders            23

Item 6.  Exhibits                                                       24

Signatures

                                ---------------

This report on Form 10-Q includes "forward-looking statements", including statements containing the words "believes", "anticipates", "expects" and words of similar import. All statements other than statements of historical fact included in this report including, without limitation, such statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere herein, regarding Prodigy or any of the transactions described herein, including the timing, financing, strategies and effects of such transactions and Prodigy's growth strategy and anticipated growth, are forward-looking statements. Important factors that could cause actual results to differ materially from expectations are disclosed in this report, including, without limitation, in conjunction with the forward-looking statements in this report and under the heading "Certain Factors That May Affect Future Operating Results" under Item 2.

Prodigy, the Prodigy globe logo and Prodigy Internet are registered trademarks, and Are You A Prodigy?, the Are You A Prodigy? logo, It's a tool for living, Prodigy Classic, the Prodigy Internet logo and Prodigy MailLink are trademarks of Prodigy. All other brand or product names may be trademarks or registered trademarks of their respective owners.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       PRODIGY COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (in thousands except share amounts)

                                                             June 30,      December 31,
                                                               2000            1999
---------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                $  20,728       $  35,473
  Accounts receivable, net of allowance for doubtful           9,315          10,314
    accounts of $4,021 and $3,380 on June 30,
    2000 and December 31, 1999, respectively
  Due from affiliate                                           1,813           1,801
  Prepaid expenses                                             4,576           2,793
  Other current assets                                         1,063           1,437
---------------------------------------------------------------------------------------
Total current assets                                          37,495          51,818

Restricted cash                                                5,053           4,692
Property and equipment, net                                   38,427          18,201
Tradename, net                                                23,945          26,330
Goodwill, net                                                179,921          55,680
Deferred network costs                                         2,376           3,563
Subscriber acquisition costs, net                            147,485         182,838
Other intangibles, net                                       546,570           1,748
Other assets                                                   2,361           1,118
---------------------------------------------------------------------------------------
Total assets                                               $ 983,633       $ 345,988
                                                           =========       =========

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                                            $  96,345       $ 110,154
  Accounts payable                                            21,693          24,351
  Other accrued expenses                                      30,076          16,847
  Accrued subscriber contract expenses                         7,272           7,144
  Accrued compensation                                         3,348           3,095
  Unearned revenue                                            31,581          14,062
  Accrued restructuring costs                                 13,371           3,849
  Capital lease obligation - short term                        6,000             412
---------------------------------------------------------------------------------------
Total current liabilities                                    209,686         179,914
---------------------------------------------------------------------------------------
Capital lease obligation - long term                           7,016             983
                                                           ---------       ---------
Total liabilities                                            216,702         180,897
                                                           ---------       ---------

Minority interest in operating partnership                   331,507               -
Stockholders' equity:
  Preferred stock; $.01 par value; 10,000,000
    shares authorized; none issued or outstanding                  -               -
  Common stock; Class A $.01 par value;
    150,000,000 shares authorized; 69,841,574
    and 64,502,608 shares issued and outstanding
    at June 30, 2000 and December 31, 1999, respectively
    Class B, $.01 par value; 1 share authorized
    and outstanding at June 30, 2000,                           698             645
  Additional paid-in capital-common stock                   882,531         539,054
  Accumulated deficit                                      (447,138)       (373,275)
--------------------------------------------------------------------------------------
                                                            436,091         166,424
  Less note receivable from stockholder                        (667)         (1,333)
--------------------------------------------------------------------------------------
Total stockholders' equity                                  435,424         165,091
--------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                $ 983,633       $ 345,988
                                                          =========       =========


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      PRODIGY COMMUNICATIONS CORPORATION
             CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               (in thousands except share and per share amounts)


                                                      For the         For the        For the         For the
                                                    Three Months    Three Months    Six Months      Six Months
                                                       Ended           Ended          Ended           Ended
                                                     June 30,         June 30,       June 30,        June 30,
                                                       2000             1999          2000             1999
-----------------------------------------------------------------------------------------------------------------
Revenues:
  Internet and online service revenues:
    Prodigy Internet                                $    61,110     $    30,065    $   118,039     $    57,973
    Prodigy Classic                                           -           5,047              -          11,727
  Subscriber management fees                             19,813           1,411         22,417           2,172
  Other                                                   5,712             567         11,129           1,144
-----------------------------------------------------------------------------------------------------------------
    Total revenues                                       86,635          37,090        151,585          73,016

Operating costs and expenses:
  Cost of revenue                                        37,564          22,105         66,979          43,951
  Sales and marketing                                    16,418          11,100         35,187          23,512
  Product development                                     3,643           3,405          6,925           6,855
  General and administrative                             27,426          12,861         49,035          25,514
  Depreciation and amortization                          29,252           4,208         38,137           8,281
  Amortization of subscriber acquisition costs           16,168               -         31,484               -
  Restructuring costs                                     9,555               -          9,555               -
--------------------------------------------------------------------------------  -----------------------------
    Total operating costs and expenses                  140,026          53,679        237,302         108,113
                                                    ------------    ------------   ------------    ------------
Operating loss                                          (53,391)        (16,589)       (85,717)        (35,097)

  Interest (income)/expense, net                          2,709          (1,859)         5,322          (2,906)
  Gain on settlement of note payable                          -               -             -           (1,714)
  Gain on asset/equity investments sale                     (40)         (3,319)           (65)         (3,319)
  Other                                                       -             (27)            -              (44)
  Minority Interest in net loss                         (17,111)              -        (17,111)              -
                                                    ----------------------------   ----------------------------
Net loss                                            $   (38,949)    $   (11,384)   $   (73,863)    $   (27,114)
                                                    ============================   ============================

Basic and diluted net loss per share                $     (0.59)    $     (0.19)   $     (1.13)    $     (0.47)
                                                    ============    ============   ============    ============
Weighted average number of shares outstanding
  used in computing basic and diluted net loss
  per share                                          66,388,743      61,007,546     65,476,754      57,252,375
                                                    ============    ============   ============    ============

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                     For the           For the
                                                                   Six Months         Six Months
                                                                      Ended             Ended
                                                                     June 30,          June 30,
                                                                       2000              1999
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                          $(73,863)         $(27,114)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Gain on sale of assets                                                              (3,319)
    Option grants at below fair value                                  1,120               642
    Depreciation                                                       5,724             3,895
    Amortization of goodwill                                          12,900               775
    Amortization of tradename                                          2,385             1,781
    Amortization of other intangibles                                 15,938
    Amortization of deferred network asset                             1,187             1,188
    Amortization of subscriber acquisition costs                      31,484
    Provision for doubtful accounts                                   (2,936)
    Minority interest in net loss                                    (17,111)
    (Increase)/decrease in accounts receivable                         6,114               (71)
    (Increase)/decrease in due from affiliate                            (12)             (322)
    (Increase)/decrease in prepaid expenses                              (62)             (356)
    (Increase)/decrease in other assets                                2,071                74
    Increase/(decrease) in accounts payable and other
      accrued expenses                                                (4,644)            1,310
    Increase/(decrease) in accrued compensation                         (455)               (6)
    Increase/(decrease) in unearned revenue                            9,061             3,099
    Increase/(decrease) in restructuring costs                         9,522              (390)
-----------------------------------------------------------------------------------------------
Net cash used in operating activities                                 (1,577)          (18,814)
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisition of property and equipment                               (1,604)           (7,387)
  Purchase price adjustment, Cable and Wireless subscriber
     acquisition                                                       9,883
  Subscriber acquisition costs                                        (5,886)
  SBC transaction costs                                               (1,803)
  FlashNet acquisition costs                                            (642)
  BizOnThe.Net acquisition costs                                         (90)
  Proceeds from sale of assets                                             -             3,319
  Investments in equity securities                                    (2,000)
  Short-term investments                                                   -           (44,252)
----------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (2,142)          (48,320)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Sale of common stock, net of fees and reimbursements                 2,072           160,634
  Repayments of notes payable to related parties                     (13,809)           (2,000)
  Repayments of note receivable from stockholder                         666             1,000
  Increase in restricted cash                                             45               650
----------------------------------------------------------------------------------------------
Net cash used in financing activities                                (11,026)          160,284
----------------------------------------------------------------------------------------------

Net increase/(decrease) in cash                                      (14,745)           93,150
                                                                    --------          --------
Cash, beginning                                                       35,473            12,180
                                                                    --------          --------
Cash, ending                                                        $ 20,728          $105,330
                                                                    ========          ========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      PRODIGY COMMUNICATIONS CORPORATION
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                      (in thousands except share amounts)


For the period ended June 30, 2000

                                         Common Stock    Common Stock                               Note
                      Preferred Stock     Class A          Class B      Additional                Receivable            Accumulated
                      ---------------     -------          -------       Paid In    Accumulated     From               Comprehensive
                      Shares  Amount    Shares  Amount  Shares  Amount   Capital      Deficit    Shareholder  Total       Loss
                      ------  ------    ------  ------  ------  ------  ----------  -----------  ----------- -------   -------------
Balance at
 December 31, 1999       0      $0    64,502,608  $645     0       $0   $539,054    ($373,275)     ($1,333)  $165,091   ($287,316)

 Exercise of options                     315,312  $  3                  $  3,307                             $  3,310

 Sale of common stock                                                                               $  666   $    666

 Issuance of common
  stock and vested
  options/warrants
  assumed in
  connection with the
  acquisition of
  Flashnet
  Communications, Inc.                 5,023,654  $ 50                  $131,468                             $131,518

  Issuance of common
  stock for SBC
  transaction                                              1       $0                                        $      0

  Sale of subsidiary
   to minority interest                                                 $208,702                             $208,702

  Comprehensive loss:
    Net loss                                                                         ($73,863)               ($73,863)  ($ 73,863)
                                                                                                                        ---------
    Comprehensive loss                                                                                                  ($352,179)
                                                                                                                        =========
                       ------------------------------------------------------------------------------------------------
Balance at June 30,      0      $0    69,841,574  $698     1       $0   $882,531    ($447,138)       ($667)  $435,424
2000
                       ===============================================================================================

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      PRODIGY COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             (in thousands except share and per share information)

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of Prodigy Communications Corporation ("Prodigy") and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in Prodigy's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

     At June 30, 2000, Prodigy had available cash and cash equivalents of $20,728. Prodigy is currently experiencing substantial negative cash flow each month and expects to continue to experience negative cash flows through 2000. Telmex has unconditionally committed to provide financing, either through capital and/or debt financing, of up to $200,000 to fund Prodigy's operations through February 2001. The terms of this financing will be determined at the time such financing, if any, is provided. Management believes that this additional funding will be sufficient to enable the company to meet its planned expenditures through at least December 31, 2000.

Note 2. Acquisition of BizOnThe.Net, Flashnet Communications and Transaction with SBC Communications

Acquisition of BizOnThe.Net and FlashNet Communications

     On October 5, 1999, Prodigy acquired the BizOnThe.Net Web hosting business of U.S. Republic Communications, Inc. an indirect majority owned subsidiary of VarTec including the subscribers of the BizOnThe.Net Web hosting business.
At the closing, Prodigy repaid a $9,000 loan from VarTec to U.S. Republic and issued 2,840,993 shares of Prodigy Class A common stock to U.S. Republic including 727,272 shares held in an escrow account to secure the indemnification obligations of U.S. Republic and its shareholders. Some or all of the escrowed shares will be released to U.S. Republic at various times over the two year period following the closing. In addition to the shares and amounts paid at closing, in 2001 Prodigy may be required to issue up to 727,272 additional shares, contingent on the attainment by the acquired business of set earn-out targets.

     The acquisition of BizOnThe.Net has been accounted for under the purchase method of accounting and accordingly the cost to acquire BizOnThe.Net was allocated to the assets acquired and liabilities assumed based on their respective fair values with the excess allocated to goodwill. The total purchase price is subject to change when earn-out adjustments are finalized over the next two years. Changes in the purchase price based on these adjustments will be recorded as corresponding increases or decreases in goodwill at the time the related items are resolved and are not expected to exceed $10,000. Based on the value of the 2,840,993 shares of Class A common stock currently issued in connection with the BizOnThe.Net acquisition and the $9,000 cash used to repay the loan, the total purchase price was approximately $58,000. The excess of the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed of $49,598 has been allocated to goodwill and will be amortized on a straight-line basis over 3 years.

     On November 5, 1999, Prodigy agreed to acquire FlashNet Communications, Inc. in a stock-for-stock merger. On May 31, 2000, this merger was completed. Under the terms of the merger agreement, Prodigy issued .35 shares of Prodigy Class A common stock for each share of FlashNet common stock outstanding on the closing date of the transaction or 5,023,654 shares. In addition, Prodigy will assume all FlashNet stock options and warrants outstanding as of the date of the merger.

     Under accounting principles generally accepted in the United States, the acquisition of FlashNet has been accounted for under the purchase method of accounting. Accordingly, the cost to acquire FlashNet has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values, with the excess to be allocated to goodwill as follows:

     Value of stock portion of purchase price       $119,764
     Value of options and warrants assumed            12,573
     Transaction costs                                 1,921
                                                    --------
     Purchase price                                  134,258

     Add: fair value of net liabilities assumed       29,802
     Less: fair value of net assets acquired         (27,009)
                                                    --------
     Goodwill/Intangibles                           $137,051
                                                    ========

     Prodigy has arranged for an independent valuation and other studies required to determine the fair value of the assets acquired and liabilities assumed. The valuations and other studies required to determine the fair value of the FlashNet assets acquired and liabilities assumed have not been completed and, accordingly, the balances reflected in the unaudited consolidated balance sheets as of June 30, 2000 are preliminary and subject to further revision and adjustments. Based on the value of the 5,023,654 shares of Prodigy Class A common stock issued and 778,187 options/warrants assumed in connection with the FlashNet acquisition, the total purchase price is $134,258 including transaction costs of $1,921. The goodwill and other intangibles acquired, based on the excess of the purchase price over the net book value of net assets to be acquired, is currently estimated to be $137,051. The goodwill and other intangibles are expected to be amortized on a straight line basis over an estimated three year period.

Pro-Forma (Unaudited)

     The unaudited condensed pro-forma results of operations presented below assumes the acquisitions of BizOnThe.Net and FlashNet Communications occurred at the beginning of each period presented. The pro-forma information is not necessarily indicative of the combined results of operations of Prodigy, BizOnThe.Net and FlashNet that would have resulted if the transaction had occurred on the dates indicated. They are also not necessarily indicative of the future operating results of the combined company.

                                         Six Months Ended
                                             June 30,
                                       -------------------
                                          2000      1999
                                       --------   --------
Revenues                               $ 169,218   $ 92,246
Net loss                               $(106,129)  $(71,461)
Pro-forma net loss per common share    $   (1.52)  $  (1.10)

                      PRODIGY COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
      (in thousands except share, per share, and subscriber information)

Transaction with SBC Communications

     In November 1999, Prodigy announced a transaction with SBC Communications Inc. ("SBC"). As a result of this transaction, which was completed on May 31, 2000, SBC acquired an approximate 43% indirect interest in Prodigy. In order to implement the transaction with SBC: (i) Prodigy contributed substantially all its assets and liabilities and transferred its employees to the operating partnership; (ii) SBC contributed to the operating partnership routers, servers and associated hardware used in connection with its consumer and small business Internet operations that were selected by Prodigy and intangible assets consisting primarily of brand assets and subscriber relationships; (iii) Prodigy received an initial interest in the operating partnership of approximately 57%;
(iv) SBC received an initial interest in the operating partnership of approximately 43% and (v) SBC may convert its interest in the operating partnership into a direct equity interest in Prodigy at any time, or may require the operating partnership to be merged into Prodigy at any time.

     At the closing of the transaction Prodigy also converted all outstanding shares of common stock into Prodigy Class A common stock. Additionally, Prodigy issued to an SBC subsidiary one share of Prodigy Class B common stock for consideration of $100 (in whole dollars) which is convertible to 51,843,631 of Prodigy Class A common stock. In conjunction with the transaction, Prodigy will be the exclusive retail Internet service marketed by SBC in the United States and SBC will purchase the Prodigy Internet service from Prodigy on wholesale terms and provide it to SBC's approximately 767,000 existing Internet subscribers. In addition, SBC committed to obtain for Prodigy an additional 1,200,000 Internet subscribers over a three year period in exchange for a fee of $40 to $75 (in whole dollars) for each subscriber obtained. SBC will pay Prodigy a penalty for shortfalls in the number of subscribers delivered over the three year period, with the size of the penalty based on the number of subscribers actually obtained. The agreement also includes provisions under which SBC and Prodigy can purchase other services from each other, including telecommunications and network services.

     Prodigy has recognized the contribution of the assets by SBC to the operating partnership at fair value in exchange for the partnership units issued of $557,300. As a result of the partnership units issued, Prodigy will consolidate the operating partnership and will recognize the SBC minority interest in the operating partnership. The contribution of the intangible assets at fair value will result in a substantial amount of amortization which will reduce Prodigy's future earnings or increase its future losses.

     The Company has arranged for an independent valuation and other studies required to determine the fair value of the intangible assets contributed to the partnership by SBC. The valuations and other studies required to determine the fair value of the assets contributed have not been completed and, accordingly, the balances reflected in the unaudited consolidated balance sheets as of June 30, 2000 are preliminary and subject to further revision and adjustments. The total purchase price is approximately $560,800 including transaction costs of $3,500. These intangible assets will be amortized over 3 years.

Note 3. Subscriber Acquisition Costs

     In July 1999 Prodigy purchased Cable & Wireless USA, Inc.'s dial-up access Internet subsciber base for $31,700. Prodigy has capitalized these costs and is amortizing the costs over 36 months representing the estimated weighted average term of the subscribers acquired. During the three and six months ended June 30, 2000, Prodigy recognized amortization expenses from this transaction of $2,889 and $5,218, respectively.

     Commencing in June 1999, Prodigy entered into agreements with major retailers of personal computers (the "Retailers") to make specified payments to the Retailers in exchange for the Retailers enrolling customers onto Prodigy Internet and obtaining a signed contractual commitment from these customers to term subscriptions to Prodigy Internet of one, two, or three years at a monthly charge of $19.95 or $21.95 (in whole dollars). Prodigy has capitalized these payments and is amortizing them over the life of the subscriber contract. During the three and six months ended June 30, 2000, Prodigy had recorded gross subscriber acquisition costs related to these transactions of $398 and $5,886, respectively, and had recognized related amortization expense of $13,279 and $26,266, respectively. In addition, at June 30, 2000, Prodigy had recorded accrued subscriber contract expenses to the Retailers of $7,272.

     Prodigy reviews subscriber terminations quarterly. Any unamortized subscriber acquisition costs related to such terminations are written off immediately.

Note 4.  Restructuring Reserves

     In June 2000, Prodigy announced that it will move its headquarters from White Plains, New York to Austin, Texas in order to facilitate synergies with SBC Communications, Inc. As a result of this decision, Prodigy recorded contractual obligations associated with restructuring of approximately $9,600. Prodigy expects to record additional restructuring costs for employee severance in the quarter ended September 30, 2000 as Prodigy's plans are finalized.

                      PRODIGY COMMUNICATIONS CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
      (in thousands except share, per share, and subscriber information)

Note 5. Segment Information

     Prodigy has two reportable segments based on its internal reporting which is disaggregated by the services Prodigy offers: 1) consumer internet services from the Prodigy Internet (including management fees associated with SBC subscribers) and FlashNet divisions; and 2) other services consisting of small business Web hosting from the ProdigyBiz division, advertising and transaction services and the subscriber management agreement with Telmex under which Prodigy provides certain management consulting services (i.e., customer service) to Telmex subscribers in exchange for a fee. There are no intersegment revenues between the two identifiable reporting segments. All other accounting policies are applied consistently to the segments, where applicable.

     A summary of the segment financial information is as follows:

                                         Three months ended   Six months ended
                                              June 30,            June 30,
                                          2000       1999     2000       1999
                                         -------    -------  -------    -------
Revenues:
Internet and online services............ $76,901    $35,112  $133,830   $69,700
All other services(1)...................   9,734      1,978    17,755     3,316
                                         -------    -------  --------   -------
     Total revenues..................... $86,635    $37,090  $151,585   $73,016
                                         =======    =======  ========   =======

Loss (income) from operations:

Internet and online services(2)......... $40,788    $17,126  $ 71,001   $35,958
All other services(1)(3)................    (879)      (537)     (508)     (861)
Other(4)................................  13,482          0    15,224         0
                                         -------    -------  --------   -------
     Total loss from operations......... $53,391    $16,589  $ 85,717   $35,097
                                         =======    =======  ========   =======

1. Includes revenue and operating losses associated with the ProdigyBiz small business Web hosting division, advertising and transaction fees and Telmex management fees.

2. For the three and six months ended June 30, 2000 and 1999, Internet and online services includes goodwill and other intangible assets amortization of $21,334 and $23,206, and $1,872 and $3,744, respectively.

3. For the three and six months ended June 30, 2000 and 1999, all other services includes goodwill and other intangible assets amortization of $4,614 and $9,206, and $0 and $0, respectively.

4. Other consists of integration-related costs and restructuring costs associated with the SBC transaction (Note 4).

Note 6.  Recently Issued Accounting Pronouncements

     In June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B, an amendment to SAB 101, "Revenue Recognition in Financial Statements." SAB 101B deferred the required implementation of SAB 101 until the fiscal quarter ended December 31, 2000. Prodigy does not expect that SAB 101 will have a material impact on Prodigy's financial position or results of operations.

     In May 2000, the Emerging Issues Task Force (EITF) issued EITF 00-14, "Accounting for Certain Sales Incentives," which requires companies to classify certain promotional expenses as a reduction of revenue. In July 2000, the EITF deferred implementation of this issue to the fourth quarter of 2000, but will require that comparative financial statements for prior periods be reclassified to comply with the classification guidelines of this issue. Management anticipates that the adoption of this issue may result in certain reclassifications within the Income Statement; however, it is not expected to have a material effect on Prodigy's results from operations or financial position.

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

Note 7. Pending Transactions

  On March 16, 2000 Prodigy and Citibank signed a letter agreement which contemplates that Citibank will structure and arrange financing of $150,000 secured by the future service fees payable by contract subscribers to the Prodigy Internet service. The letter agreement includes a preliminary summary of principal terms and conditions, estimated expenses and the structuring fee due Citibank at closing. The letter agreement does not constitute a firm financing commitment from Citibank, and Prodigy cannot assure that the Citibank financing will be completed. The Citibank financing is subject to the issuance by SBC of a performance guarantee and satisfaction of the following conditions:

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

   In connection with the Citibank Financing, Prodigy and SBC have agreed in principle that SBC will provide a contingent performance guarantee in exchange for which Prodigy will grant SBC a contingent warrant to purchase 537,924 shares of Prodigy Class A common stock for $1.00 per share. The performance guarantee to be provided by SBC requires that, in the event Prodigy becomes unable to continue to perform its service obligations under the subscriber contracts, SBC shall either perform Prodigy's service obligations directly or replace Prodigy with a substitute Internet service provider.

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

  Prodigy historically has experienced better retention for subscribers under prepaid term plans than subscribers under month-to-month plans. Under prepaid term plans, subscribers choose to prepay for longer terms at reduced monthly rates. Additionally, under subscriber contract acquisition programs, Prodigy makes payments to computer retailers in return for, among other things, the retailers enrolling a customer onto Prodigy Internet, obtaining a signed contractual commitment from the customer to a term subscription of one, two or three years, and committed marketing of Prodigy Internet by the retailer in connection with the retailers' other product advertisements. Prodigy's recent experience has been that subscribers obtained through subscriber contract acquisition programs have lower rates of cancellation than those obtained through other channels. Prodigy continues to pursue vendor partners for subscriber acquisition programs but has diversified its distribution channels through transactions such as the partnership with SBC.

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

     On May 31, 2000, Prodigy acquired FlashNet Communications, Inc. ("FlashNet") in a stock-for-stock merger. The consolidated financial statements at June 30, 2000 and information presented below reflects the operating results and balance sheet for the period June 1, 2000 through June 30, 2000.

     On May 31, 2000, Prodigy completed its transaction with SBC Communications Inc. ("SBC"). The consolidated financial statements at June 30, 2000 and information presented below reflects the results of this transaction for the period June 1, 2000 through June 30, 2000.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Prodigy's total revenues have three components: 1) Internet and online service revenues, from the Prodigy and FlashNet divisions, consisting of subscription revenues from subscribers to Prodigy Internet and Prodigy Classic;
2) fees from management agreements with SBC Communications, Inc. and Telmex under which Prodigy provides certain management and consulting services to each entity's subscribers in exchange for a fee; 3) and other services, consisting of small business web hosting fees from the ProdigyBiz division, and advertising and transaction fees. On-line Service revenues include revenues from hourly usage charges ("timed usage revenues"). Prodigy Classic was discontinued in October 1999.

     Prodigy defines "billable" subscribers as subscribers who remain enrolled beyond completion of the applicable trial period or who enroll in a money-back guarantee program. Prodigy defines "Internet subscribers managed" as billable Prodigy Internet subscribers and billable Prodigy Internet de Telmex and SBC subscribers but excluding Prodigy Classic subscribers.

Internet and online service revenues

     Subscription revenues for Prodigy Internet increased $31.0 million, or 103%, from $30.1 million for the three months ended June 30, 1999 to $61.1 million for the three months ended June 30, 2000 of which $3.0 million is attributable to Flashnet. The number of Prodigy Internet billable subscribers increased 699,000, or 114%, from 613,000 at June 30, 1999 to 1,312,000 at June
30, 2000. The latter figure includes 214,000 billable subscribers of FlashNet, which was acquired by Prodigy on May 31, 2000. Revenue from Prodigy Classic was $5.0 million for the three months ended June 30, 1999. Prodigy discontinued Prodigy Classic on October 1, 1999.

Subscriber management fees

     Total Internet subscribers managed, excluding subscribers to Prodigy Internet and Prodigy Classic, increased by 1,058,000, or 578%, from 183,000 at June 30, 1999 to 1,241,000 at June 30, 2000. The latter figure includes 767,000 billable subscribers of SBC, whose transaction with Prodigy was completed on May 31, 2000. Billable subscribers of Prodigy Internet de Telmex accounted for approximately 183,000 and 465,000 of the number of Internet subscribers managed at June 30, 1999 and June 30, 2000, respectively. Fees from Internet subscribers managed increased $18.4 million, from $1.4 million in the three months ended June 30, 1999 to $19.8 million in the three months ended June 30, 2000.

Other revenues

     Other revenues increased $5.1 million, or 907%, from $0.6 million for the three months ended June 30, 1999 to $5.7 million for the three months ended
June 30, 2000. The increase in the current year quarter is attributable to an increase of $1.8 million, or 416%, in advertising sales and shopping transactions revenue as well as to a $2.3 million increase in revenues from Web hosting, the latter increase resulting from Prodigy's acquisition of BizOnThe.Net in October 1999. The remainder of the period-to-period increase is attributable to the recognition of $0.5 million of non-advertising revenues from Prodigy's agreements with such partners as Metris and Looksmart, and $0.5 million is attributable to Flashnet.

Cost of revenues

     Cost of revenues includes network and content expenses. Content expenses consist of the costs of developing, or obtaining from third parties, content for inclusion in Prodigy's service offerings. Cost of revenues increased
$15.5 million, or 70%, from $22.1 million in the three months ended June 30, 1999 to $37.6 million in the three months ended June 30, 2000 and is attributable, in part, to the 114% increase in Prodigy Internet subscribers from June 30, 1999 to June 30, 2000. This, in turn, resulted in a 60% increase in network usage in the three months ended June 30, 2000 versus the prior year period. In addition, for the month of June 2000 - the period subsequent to the acquisition of FlashNet and Prodigy's transaction with SBC- cost of revenues includes $9.9 million of communications charges of Prodigy owned and managed
SBC Internet subscribers while these subscribers resided on the SBC network, and $1.5 million of communications charges for subscribers residing on the FlashNet network.

Sales and marketing

     Sales and marketing expense includes advertising, salaries of sales and marketing personnel and other general sales and marketing costs. Sales and marketing expense increased $5.3 million, or 48%, from $11.1 million in the three months ended June 30, 1999 to $16.4 million in the three months ended
June 30, 2000. The current period primarily reflects increased sales commissions and bounties, including $3.2 million of bounties relating to SBC-generated dial and DSL access enrollments which commenced in June 2000, as well as $1.6 million for commissions, primarily for the Web-hosting salesforce, and outbound telemarketing expenses. A further $0.4 million represent sales and marketing expenses of the newly acquired FlashNet division for the month of June 2000.

Product development

     Product development expense includes research and development costs and other product development costs. Product development expense increased from $3.4 million in the three months ended June 30, 1999 to $3.6 million in the three months ended June 30, 2000. The current period increase is primarily attributable to ProdigyBiz which was not part of the prior year results.

General and administrative

     General and administrative expense increased from $12.9 million in the three months ended June 30, 1999 to $27.4 million in the three months ended
June 30, 2000. The increase versus the prior year period was primarily attributable to the inclusion of $1.5 million, $1.6 million and, $4.2 million of Prodigybiz and FlashNet division general and administrative expenses, and the limited partnership formed with SBC, respectively. Costs of $3.9 million were charged to expense in the current quarter for integrating the Flashnet and SBC enrollment, billing and customer service functions with those of Prodigy Communications. Additional compensation related expenses of $2.5 million were incurred relating to moving Prodigy's headquarters to Austin, Texas. Credit card processing fees increased $0.7 million attributable to the 114% increase in PI subscribers between June 30, 1999 and June 30, 2000. The increased provision for bad debts of $1.5 million was due to estimated defaults on subscriber contracts from Prodigy's contract subscriber acquisition programs.

Depreciation and amortization

     Depreciation and amortization expense increased $25.0 million, or 595%, from $4.2 million in the three months ended June 30, 1999 to $29.3 million in the three months ended June 30, 2000. The current period increase primarily reflects amortization attributable to goodwill and other intangibles arising from the FlashNet and BizOnThe.Net acquisitions and the SBC transaction. BizOnThe.Net was completed on October 5, 1999 and has an amortization period of three years. Flashnet and SBC were completed on May 31, 2000 and each has an amortization period of three years.

Amortization of subscriber acquisition costs

     Commencing in June 1999, Prodigy entered into agreements with national retailers of personal computers for the purpose of stimulating Prodigy Internet enrollments by paying retailers in exchange for the retailer enrolling a customer onto Prodigy Internet and obtaining a signed contractual commitment from the customer for a term subscription. These payments amount to $100, $250, or $400, respectively, for a term subscription of one, two or three years at a monthly charge of $19.95 or $21.95.

     In July 1999 the Company acquired the Internet dial-up business of Cable & Wireless USA, Inc. for $31.7 million.

     Prodigy has capitalized these subscriber acquisition costs and amortizes these costs over the term of the underlying subscriber contract for the retail program or 36 months which represents the estimated weighted average term of the subscribers acquired for the Cable & Wireless subscribers.

     Amortization of subscriber acquisition costs of $16.2 million was incurred by Prodigy during the three months ended June 30, 2000 which encompassed
$2.9 million for amortization of the purchase price of subscribers acquired from Cable and Wireless and $13.3 million for amortization of payments made to certain retailers in exchange for obtaining contract subscribers to Prodigy Internet.

Restructuring reserves

     During the three months ended June 30, 2000 Prodigy accrued $9.6 million relating to Prodigy's recently announced management restructuring and the relocation of its headquarters operations to Austin, Texas.

Interest and other income

     Interest income/expense, net decreased from net income of $1.9 million in the three months ended June 30, 1999 to net expense of $2.7 million in the three months ended June 30, 2000. Prodigy's initial public offering occurred during the first quarter of 1999 with the proceeds of the offering being invested in short-term money market instruments. As a result of Prodigy's contract subscriber programs and acquisitions during the second half of 1999, Prodigy arranged a $130 million line of credit with Banco Inbursa, SA in August 1999 and commenced borrowing against this line of credit. Throughout the second quarter of 2000, the balance outstanding under this credit facility averaged $96.3 million. Borrowings under this facility carry an interest rate of 12 percent per annum.

     As a result of the foregoing factors, Prodigy's operating loss increased from $16.6 million in the three months ended June 30, 1999 to $53.4 million in the three months ended June 30, 2000 and its net loss increased from $11.4 million in the three months ended June 30, 1999 to $38.9 million in the three months ended June 30, 2000.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Internet and online service revenues

     Subscription revenues for Prodigy Internet increased $60.1 million, or 104%, from $58.0 million for the six months ended June 30, 1999 to $118.0 million for the six months ended June 30, 2000 of which $3.0 million is attributable to Flashnet. The number of Prodigy Internet billable subscribers increased 699,000, or 114%, from 613,000 at June 30, 1999 to 1,312,000 at
June 30, 2000. The latter figure includes 214,000 billable subscribers of FlashNet which was acquired by Prodigy on May 31, 2000. Revenue from Prodigy Classic was $11.7 million for the six months ended June 30, 1999. Prodigy discontinued Prodigy Classic on October 1, 1999.

Subscriber management fees

     Total Internet subscribers managed, excluding Prodigy Internet and Prodigy Classic subscribers, increased by 1,058,000, or 578%, from 183,000 at June 30, 1999 to 1,241,000 at June 30, 2000. The latter figure includes 767,000 billable subscribers of SBC whose transaction with Prodigy was completed on May 31, 2000. Billable subscribers of Prodigy de Telmex accounted for approximately 183,000 and 465,000 of the number of Internet subscribers managed at June 30, 1999 and June 30, 2000, respectively. Fees from Internet subscribers managed increased $20.2 million, from $2.2 million in the six months ended June 30, 1999 to $22.4 million in the six months ended June 30, 2000.

Other revenues

     Other revenues increased $10.0 million, or 873%, from $1.1 million for the six months ended June 30, 1999 to $11.1 million for the six months ended
June 30, 2000. The increase in the current year period is attributable to the increase of approximately $3.2 million in advertising sales and shopping transactions, as well as to a $4.8 million increase in Web hosting revenues, the latter improvement resulting from Prodigy's acquisition of BizOnThe.Net small business Web hosting company in October 1999. The balance of the period-to-period increase is primarily attributable to the recognition of $0.5 million of non-advertising revenue from Prodigy's agreement with such partners as Metris Companies and Looksmart as well as a $0.7 million adjustment pertaining to Prodigy's acquisition of the Internet subscribers of Cable and Wireless and $0.5 million due to the acquisition of Flashnet at May 31, 2000.

Cost of revenues

     Cost of revenues increased $23.0 million, or 52%, from $44.0 million in the six months ended June 30, 1999 to $67.0 million in the six months ended June 30, 2000 and is primarily attributable to the 114% increase in Prodigy Internet subscribers from June 30, 1999 to June 30, 2000. Network usage hours in the six months ended June 30, 2000 rose 66.5 million hours, or 58%, from 114.2 million hours for the six months ended June 30, 1999 to 180.7 million hours for the six months ended June 30, 2000. In addition, for the month of June 2000 -- the period subsequent to the acquisition of FlashNet and Prodigy's transaction with SBC -- cost of revenues includes $9.9 million of communications charges of Prodigy owned and managed subscribers while these resided on the SBC network, and $1.5 million of communications charges for subscribers residing on the FlashNet network.

Sales and marketing

     Sales and marketing expense increased $11.7 million, or 50% from $23.5 million in the six months ended June 30, 1999 to $35.2 million in the six months ended June 30, 2000. The current period primarily reflects increased sales commissions and bounties, including $3.2 million of bounties related to SBC-generated dial and DSL access enrollments which commenced in June 2000, as well as $2.0 million for sales commissions primarily for the web hosting salesforce. In addition, there was $1.7 million in increased spending for direct mail campaigns and a $2.0 million increase in broadcast media primarily for the "Are You a Prodigy?" advertising campaign run in the first quarter 2000.

Product development

     Product development expense remained constant at $6.9 million for the six month periods ending June 30, 1999 and 2000, respectively. The successful completion of Prodigy's year 2000 remediation efforts led to a reduction of expense in the current period which was offset by product development expense attributable to ProdigyBiz, as well as Prodigy's DSL and wireless projects.

General and administrative

     General and administrative expense increased $23.5 million, or 92% from $25.5 million in the six months ended June 30, 1999 to $49.0 million in the six months ended June 30, 2000. The current year increase reflects $2.7 million, $1.6 million and $4.2 million of Prodigybiz and FlashNet division general and administrative expenses and the limited partnership formed with SBC, respectively. Costs of $5.7 million were charged to expense year-to-date for integrating the Flashnet and SBC enrollment, billing and customer service functions with those of Prodigy. Additional compensation related expenses of $2.5 million were incurred relating to moving Prodigy's headquarters to Austin, Texas. Billing and credit card processing fees increased $.6 million and $1.4 million, respectively, due to the 114% increase in PI subscribers between June 30, 1999 and June 30, 2000. The increased provision for bad debts of $2.9 million was due to estimated defaults on subscriber contracts from Prodigy's contract subscriber acquisition programs. In addition, legal expenses increased $1.1 million due to the settlement of certain legal proceedings.

Depreciation and amortization

     Depreciation and amortization expense increased $29.9 million, or 361%, from $8.3 million in the six months ended June 30, 1999 to $38.1 million in the six months ended June 30, 2000. The current period increase primarily reflects amortization attributable to goodwill and other intangibles arising from the FlashNet and BizOnThe.Net acquisitions and the SBC transaction. BizOnThe.Net was completed on October 5, 1999 and has an amortization period of three years. Flashnet and SBC were completed on May 31, 2000, and each of which has an amortization period of three years.

Amortization of subscriber acquisition costs

     Commencing in June 1999, Prodigy entered into agreements with national retailers of personal computers for the purpose of stimulating Prodigy Internet enrollments by agreeing to make a payment to the retailer in exchange for the retailer enrolling a customer onto Prodigy Internet and obtaining a signed contractual commitment from the customer to a term subscription. These payments amount to $100, $250, or $400, respectively, for a term subscription of one, two or three years at a monthly charge of $19.95 or $21.95.

     In July 1999 Prodigy acquired the Internet dial-up business of Cable & Wireless USA, Inc. for $31.7 million.

     Prodigy has capitalized these subscriber acquisition costs and amortizes these costs over the term of the underlying subscriber contract for the retail program or 36 months which represents the estimated weighted average term of the subscribers acquired for the Cable & Wireless subscribers.

     Amortization of subscriber acquisition costs of $31.5 million was incurred by Prodigy during the six months ended June 30, 2000 which encompassed
$5.2 million for amortization of the purchase price of subscribers acquired from Cable and Wireless and $26.3 million for amortization of payments made to certain retailers in exchange for obtaining contract subscribers to Prodigy Internet.

Restructuring reserves

     During the six months ended June 30, 2000 Prodigy accrued $9.6 million relating to Prodigy's recently announced management restructuring and the relocation of its headquarters operations to Austin, Texas.

Interest and other income

     Interest income/expense, net decreased from net income of $2.9 million in the six months ended June 30, 1999 to net expense of $5.3 million in the six months ended June 30, 2000. Prodigy's initial public offering occurred during the first quarter 1999 with the proceeds of the offering being invested in short-term money market instruments. As a result of Prodigy's contract subscriber programs and other acquisitions during the second half of 1999, Prodigy arranged a $130 million line of credit with Banco Inbursa, SA in August 1999 and commenced borrowing against this line of credit. Throughout the first half of 2000, the balance outstanding under this credit facility averaged
$96.3 million. Borrowings under this facility carry an interest rate of 12 percent per annum.

     As a result of the foregoing factors, Prodigy's operating loss increased from $35.1 million in the six months ended June 30, 1999 to $85.7 million in the six months ended June 30, 2000 and its net loss increased from $27.1 million in the six months ended June 30, 1999 to $73.9 million in the six months ended
June 30, 2000.

Liquidity and Capital Resources

    Since formation, Prodigy has relied on private sales of equity securities (totaling $294.1 million through June 30, 2000), borrowings and an initial public offering in February 1999 (with net proceeds of $157.2 million) to fund its operations. Prodigy has incurred significant losses since inception and, at June 30, 2000, had an accumulated deficit of $447.1 million and a working capital deficit of $172.2 million comprised of current liabilities of $209.7 million and current assets of $37.5 million. For the six months ended June 30, 1999 and June 30, 2000 Prodigy incurred negative cash flows from operations of $18.8 million and $1.6 million, respectively.

    The decrease in cash used in operating activities from 1999 to 2000 resulted from increased amortization expense which offset the increased net losses.

    Net cash from investing activities decreased to $2.1 million used in investing activities in the six months ended June 30, 2000 from $48.3 million used in 1999 primarily due to current year cash proceeds of $9.9 million pertaining to the purchase price reduction from the Cable and Wireless subscriber acquisition, and the investment of a portion of the proceeds from Prodigy's initial public offering in short term money market instruments in 1999.

     During the six months ended June 30, 2000, Prodigy paid approximately
$5.9 million in consideration for subscribers obtained through its subscriber contract acquisition programs. Prodigy has $7.3 million accrued related to these programs as of June 30, 2000. Prodigy has capitalized these costs and will amortize these costs over the terms of the underlying subscriber contracts (one, two or three years). At June 30, 2000, Prodigy had capitalized related subscriber contract acquisition costs of $178.5 million and had recognized amortization expense of $26.3 million for the six months ended June 30, 2000.

     Prodigy's capital expenditures for the six months ended June 30, 2000 were $1.6 million, primarily for the purchase of data processing equipment, compared to capital expenditures of $7.4 million in the six months ended June 30, 1999.

     In August 1999, Prodigy obtained a $130 million revolving line of credit from Banco Inbursa SA to fund its subscriber contract acquisition programs during the third and fourth quarter of 1999. The terms of this line of credit allow Prodigy to borrow, repay and reborrow amounts in minimum increments of $1 million. Advances are due 30 days after borrowing, but Prodigy is permitted to rollover advances into new advances at its election. Advances are uncollateralized and bear interest of 12%. During 1999, Prodigy borrowed the maximum amount permitted under this line of credit. At June 30, 2000, the line of credit had been paid down to $96.3 million. This note matures on August 30, 2000.

     At June 30, 2000, Prodigy had available cash and cash equivalents of $20.7 million. Prodigy is currently experiencing substantial negative cash flow each month and expects to continue to experience negative cash flows through 2000. Telmex has unconditionally committed to provide financing, either through capital and/or debt financing, of up to $200 million to fund Prodigy's operations through February 2001. The terms of this financing will be determined at the time such financing, if any, is provided. Management believes that this additional funding will be sufficient to enable the company to meet its planned expenditures through at least December 31, 2000.

    On March 16, 2000, Prodigy and Citibank signed a letter agreement which contemplates that Citibank will structure and arrange financing of $150 million secured by the future service fees payable by contract subscribers to the Prodigy Internet service. The letter agreement includes a preliminary summary of principal terms and conditions, estimated expenses and the structuring fee due Citibank at closing. The letter agreement does not constitute a firm financing commitment from Citibank, and Prodigy cannot assure that the Citibank financing will be completed. The Citibank financing is subject to the issuance by SBC of a performance guarantee and satisfaction of the following conditions:

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

     In connection with the Citibank financing, Prodigy and SBC have agreed in principle that SBC will provide a contingent performance guarantee in exchange for which Prodigy will grant SBC a contingent warrant to purchase 537,924 shares of Prodigy Class A common stock for $1.00 per share. The performance guarantee to be provided by SBC requires that, in the event Prodigy becomes unable to continue to perform its service obligations under the subscriber contracts, SBC will either perform Prodigy's service obligations directly or replace Prodigy with a substitute Internet service provider. Management believes that the Citibank financing or, if not completed, the Telmex financing will be sufficient to enable Prodigy to meet its planned expenditures through at least February 2001. Prodigy cannot assure that the Citibank financing will be completed. If the Citibank financing or other comparable third party financing is completed, Prodigy does not expect to obtain financing through the Telmex commitment.

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

Recently Issued Accounting Pronouncements

     In June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B, an amendment to SAB 101, "Revenue Recognition in Financial Statements." SAB 101B deferred the required implementation of SAB 101 until the fiscal quarter ended December 31, 2000. Prodigy does not expect that SAB 101 will have a material impact on Prodigy's financial position or results of operations.

     In May 2000, the Emerging Issues Task Force (EITF) issued EITF 00-14, "Accounting for Certain Sales Incentives," which requires companies to classify certain promotional expenses as a reduction of revenue. In July 2000, the EITF deferred implementation of this issue to the fourth quarter of 2000, but will require that comparative financial statements for prior periods be reclassified to comply with the classification guidelines of this issue. Management anticipates that the adoption of this accounting treatment may result in certain reclassifications within the Statement of Operations, however it is not expected to have a material effect on Prodigy's results from operations or financial position.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This report on Form 10-Q contains "forward-looking statements" relating to, without limitation, future economic performance, plans and projections of revenue and other financial items, that are based on the beliefs of, assumptions made by and information currently available to Prodigy. The words "expect", "estimate", "anticipate", "believe", "intend", "plan" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this "Certain Factors That May Affect Future Operating Results" section and elsewhere in this report on Form 10-Q and in the Company's latest annual report on Form 10-K/A, respectively, identify important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements.

Prodigy has incurred significant losses and may incur losses in the future. If Prodigy does not achieve and sustain profitability, Prodigy's financial condition and stock price could decline.

Prodigy cannot assure that it will achieve or sustain profitability. Since inception, Prodigy has incurred significant losses. The following table shows Prodigy's revenues and net losses during the three years ended December 31, 1997, 1998 and 1999 and the six months ended June 30, 2000.

                                   Year Ended December 31,
                         --------------------------------------------  Six Months Ended
                              1997           1998           1999        June 30, 2000
                         -------------- -------------- -------------- ------------------
   Revenues........      $134.2 million $136.1 million $189.0 million    $151.6 million
   Net Losses......      $132.8 million $ 65.1 million $ 80.5 million    $ 73.9 million

At June 30, 2000, Prodigy had:

 .  an accumulated deficit of $447.1 million;

 .  a working capital deficit of $172.2 million;

 .  current liabilities of $209.7 million; and

 .  current assets of $37.5 million.

As a result of these losses, Prodigy has never generated annual positive cash flow from operations and has relied on private and public sales of equity securities and borrowings to fund its operations. The following table shows Prodigy's negative cash flows from operations during the last three years and for the six months ended June 30, 2000.


                       Year Ended December 31,
              ------------------------------------------  Six Months Ended
                   1997          1998          1999        June 30, 2000
              -------------- ------------- ------------- ------------------
              $114.0 million $68.0 million $40.1 million    $1.6 million

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

Carso Global Telecom, Telmex, SBC and Prodigy's directors have engaged in transactions that were not necessarily arms' length. Prodigy cannot assure that its directors will act solely in the interests of Prodigy and its shareholders.

Circumstances may arise in which the interests of Carso Global Telecom, Telmex or SBC, as shareholders, could conflict with the interests of the other shareholders of Prodigy. Carlos Slim Helu and members of his family beneficially own a majority of the voting equities of Carso Global Telecom. Carso Global Telecom may be deemed to control Telmex through the shares of Telmex it owns directly and indirectly. Mr. Slim is also chairman of the board of Carso Global Telecom and Telmex. Prior to the closing of the SBC transaction on May 31, 2000, Mr. Slim and members of his immediate family could be deemed to control Prodigy through the shares of Prodigy they owned indirectly. Carso Global Telecom and its affiliates have engaged in numerous transactions with Prodigy in the past that were not necessarily a result of arms'-length negotiations. For example, an affiliate of Carso Global Telecom provides Prodigy with a $130 million revolving line of credit, and Telmex has committed to provide financing of up to $200 million to fund Prodigy's operations through February 2001. Prodigy has outsourced its network to Splitrock, a company in which Carso Global Telecom owns stock. Prodigy entered into an arrangement with CompUSA, a company that is controlled by Mr. Helu, to make specified payments to CompUSA in exchange for CompUSA enrolling customers onto Prodigy Internet and obtaining a signed contractual commitment from these customers to term subscriptions of one, two or three years at Prodigy's standard monthly rates. Carso Global Telecom and its affiliates may engage in additional related-party transactions with Prodigy in the future.

Samer Salameh, Prodigy's chairman of the board who formerly served on Splitrock's board of directors, holds stock options to purchase shares of Splitrock common stock. Mr. Salameh also serves as an advisor to the chief executive officer of Telmex. In addition to Mr. Salameh, Jaime Chico Pardo and Arturo Elias, directors of Prodigy, are affiliated with Carso Global Telecom or Telmex. Charles Roesslein, the chief executive officer and director of Prodigy, and Dave Gallemore and James Kahan, directors of Prodigy, are employed by SBC. Mr. Salameh is married to Mr. Slim's niece, and Mr. Elias is married to Mr. Slim's daughter.

The law requires Prodigy's directors to make all decisions in accordance with their fiduciary duties and in the best interests of Prodigy and its shareholders. The aforementioned directors of Prodigy owe similar duties to the other companies for which they serve as directors or officers of with which they are otherwise affiliated. Due to the nature of the potential conflicts of interest presented on an ongoing basis by these arrangements, Prodigy cannot assure that the directors involved have acted or will act in a manner that takes into account solely the interest of Prodigy and its shareholders.

Prodigy cannot fund its operations with the cash generated from its business and is seeking third-party financing to fund its operations. Additional financing may result in dilution to existing stockholders and additional operating restrictions.

Prodigy is currently experiencing substantial negative cash flow each month and expects to continue to experience negative cash flow through 2000. Prodigy had $20.7 million of cash available at June 30, 2000. Telmex has committed to provide financing of up to $200 million to fund Prodigy's operations through February 2001. In addition, Prodigy is in the process of seeking third party financing of $150 million secured by the future service fees payable by contract subscribers to the Prodigy Internet service. Any additional equity financing may cause investors to experience dilution. Any additional debt financing may result in restrictions on Prodigy's operations.

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

The number of Prodigy Internet subscribers increased from 1,115,000 at March 31, 2000 to 1,312,000 at June 30, 2000, primarily due to the FlashNet acquisition and the SBC transaction, both of which were completed in the second quarter.

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

Prodigy anticipates that the network assets and resources acquired upon the consummation of the SBC transaction and the FlashNet merger will alleviate the network performance deterioration which has accompanied the increase in Prodigy's subscriber base.

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

Internet access and online services are not subject to direct regulation in the United States. Changes in the regulatory environment relating to the telecommunications and media industry could adversely affect Prodigy's business, financial condition, results of operations or prospects. As the law in this area develops, Prodigy's potential liability for information available through its services could require Prodigy to implement measures to reduce its exposure to this liability. Regulation of the Internet and online services industry could result in increased telecommunications costs or competition for participants in the Internet industry, including Prodigy. Prodigy cannot predict whether, or to what extent, any new regulation will occur, or what effect any new regulation would have on it. Due to the increasing use of the Internet, additional laws may be adopted covering issues such as content, user privacy, pricing, libel, intellectual property protection and infringement and technology export and other control.

If Prodigy is unable to expand its network and operations to accommodate SBC's customers, Prodigy may lose subscribers and thus not realize the expected benefits of the SBC transaction.

As a result of the closing of the SBC transaction, Prodigy has rapidly taken on management of a significant number of new customers. Prodigy must therefore expand its operations, especially its network and customer service operations, in order to accommodate these new customers. Any failure of Prodigy to successfully expand its operations and a resulting deterioration of service could make it difficult for Prodigy to attract and retain customers, including the customers resulting from the closing of SBC transaction.

SBC has considerable influence over the management of Prodigy. As a result of this change in ownership and management structure, current and prospective Prodigy employees may experience uncertainty about their future roles with Prodigy. This uncertainty may adversely affect Prodigy's ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could affect the condition of Prodigy's business.

All major corporate actions require the unanimous approval of the executive steering committee. The existence and authority of the executive steering committee may decrease the willingness of some potential directors to serve on the board of directors.

Prodigy has established an executive steering committee, consisting of two directors selected by SBC and two directors selected by Carso Global Telecom and Telmex. All major corporate actions will require the unanimous approval of the executive steering committee prior to being submitted for the approval of the board of directors of Prodigy. A potential director who does not anticipate being appointed to the steering committee could perceive the authority of the steering committee as diminishing the authority of the full board. This could make it more difficult for Prodigy to attract and retain qualified directors.

SBC will retain its interest in Prodigy if the strategic and marketing agreement expires or is terminated.

As part of the SBC transaction, Prodigy and SBC entered into a strategic and marketing agreement governing the marketing of the Prodigy Internet service and related matters. The agreement has an initial term of three years and automatically renews for additional three-year terms unless terminated by Prodigy or SBC. In addition, SBC may terminate the agreement if Prodigy fails to meet specified performance standards or in other specified circumstances. If the agreement expires or is terminated, SBC will retain its interest in Prodigy. As a result, there is a possibility that Prodigy has issued an approximate 43% interest to SBC and will not realize the benefits it anticipates receiving in exchange for the interest.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

  On June 27, 2000, Prodigy was served with a summons and complaint by Saul Kaufman on behalf of himself and others similarly situated. The complaint, seeking class certification, was filed in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. It alleges breach of contract and unfair and deceptive practices in connection with the transfer of Web America members to Prodigy Internet, during which transfer Prodigy allegedly did not provide service for a number of days, but allegedly charged for those days' service. Given the early stage of this litigation, no prediction as to its outcome can be made.

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

  On October 2, 1999, Irwin Sales filed a lawsuit against Prodigy in the United States District Court of the Southern District of New York. The lawsuit alleges that Prodigy breached an independent contractor agreement with the plaintiff and engaged in fraud arising out of it. The plaintiff seeks $25 million in damages for the contract claim and $50 million in damages for the fraud claim. On January 5, 2000 Prodigy served its answer. On February 1, 2000, the plaintiff filed an amended complaint, and, on February 25, 2000, Prodigy filed a motion to dismiss the plaintiffs fraud claim. Prodigy believes it has meritorious defenses to the claims and intends to vigorously contest them.

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

  At Prodigy's 2000 Annual Meeting of Stockholders held on May 24, 2000, the following proposals were adopted by the stockholders of Prodigy by the votes specified below:

                                                                                           Against or                  Broker
    Proposal                                                                     For       Withheld       Abstain     Non-votes
--------------------------------------------------------------------------      ------     ----------     -------     ---------
1.  To elect the following six (6) nominees as directors of Prodigy:           45,373,492     180,710           -             -
    Samer F. Salameh, Alfredo Sanchez, Allen Craft, James R. Adams,
    Arturo Elias and James M. Nakfoor

2.  To adopt the 1999 stock option plan.                                       44,686,755     801,139      66,308             -

3.  To approve Prodigy's proposed transaction with SBC Communications, Inc.    45,395,520     135,185      23,497    12,097,081
    described in the proxy statement dated May 5, 2000.

4.  To ratify the selection of PricewaterhouseCooper LLP as independent        45,421,011     108,813      24,378             -
    auditors of Prodigy for the fiscal year ending December 31, 2000.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

     The exhibits listed on the Exhibit Index are filed herewith.

(b)  Reports on Form 8-K

     (1) On June 14, 2000, Prodigy filed a Current Report on Form 8-K, reporting under Item 5 that on May 31, 2000 Prodigy and SBC Communications Inc. completed the transactions described in Prodigy's Current Report on Form 8-K filed on December 2, 1999, as more completely described in Prodigy's proxy statement dated May 5, 2000.

     (2) On June 15, 2000, Prodigy filed a Current Report on Form 8-K, reporting under Item 2 that on May 31, 2000 Prodigy acquired FlashNet Communications, Inc., a nationwide provider of Internet access and related services pursuant to an Agreement and Plan of Merger dated November 5, 1999, as amended, by and among Prodigy, FlashNet Communications, Inc. and a wholly owned subsidiary of Prodigy. At the closing, Prodigy issued 0.35 of a share of Prodigy Class A common stock for each share of FlashNet common stock outstanding immediately prior to the close of the transaction. Based on the number of shares of FlashNet immediately prior to the closing, Prodigy issued 5,023,654 shares to complete the merger. In addition, Prodigy assumed all FlashNet options with an exercise price less than the closing price of FlashNet common stock on May 31, 2000 and all FlashNet warrants outstanding at the effective date of the merger.

                                   SIGNATURES


  Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           PRODIGY COMMUNICATIONS CORPORATION


Date:  August 14, 2000     /s/ Allen Craft
                           -------------------------------
                           Allen Craft
                           Vice President and Chief Financial
                           Officer (Principal Financial and
                           Accounting Officer)

                                 EXHIBIT INDEX

 3.1(1) Restated Certificate of Incorporation of the Registrant, effective as of May 31, 2000.

 3.2(1) Amended and Restated By-Laws of the Registrant, effective as of May 31, 2000.

 3.3        Amendment to By-Laws of the Registrant.

 3.4(2) Amended and Restated Limited Partnership Agreement for Prodigy Communications Limited Partnership dated as of May 31, 2000 by and among the Registrant, SBC Internet Communications, Inc. and Prodigy Transition Corporation.

 10.1(2) Registration Rights Agreement, dated May 31, 2000, by and among the Registrant, SBC Communications Inc. and SBC Internet Communications, Inc.

 27         Financial Data Schedule.
--------
(1) Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A filed on May 5, 2000.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 14, 2000.