Form 10-Q
period 2000-09-30
PRODIGY COMMUNICATIONS CORP
filed 2000-11-14
CIK 824740

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended: September 30, 2000

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

The number of shares of the registrant's Class A common stock, $.01 par value per share, outstanding on October 31, 2000 was 69,896,188. On October 31, 2000 there was 1 share of Class B common stock outstanding, $.01 par value per share.

                      PRODIGY COMMUNICATIONS CORPORATION
                                   FORM 10-Q
                       QUARTER ENDED September 30, 2000


                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets                             3

            Condensed Consolidated Income Statements                          4

            Condensed Consolidated Statements of Cash Flows                   5

            Condensed Consolidated Statements of Stockholders Equity          6

            Notes to Condensed Consolidated Financial Statements              7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12

         Certain Factors That May Affect Future Operating Results            20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          28


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   28

Item 2.  Changes in Securities and Use of Proceeds                           29

Item 4.  Submission of Matters to a Vote of Security Holders                 29

Item 5.  Other Information                                                   29

Item 6.  Exhibits                                                            29

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PRODIGY COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (in thousands except share and per share amounts)


                                                                     September 30,   December 31,
                                                                         2000           1999
----------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                          $   4,900      $  35,473
  Accounts receivable, net of allowance for doubtful                     8,379         10,314
    accounts of $4,537 and $3,380 on September 30,
    2000 and December 31, 1999, respectively
  Due from affiliate                                                     1,100          1,801
  Prepaid expenses                                                       5,565          2,793
  Other current assets                                                   1,133          1,437
----------------------------------------------------------------------------------------------
Total current assets                                                    21,077         51,818

Restricted cash                                                          3,815          4,692
Property and equipment, net                                             34,358         18,201
Tradename, net                                                          22,754         26,330
Goodwill, net                                                          166,266         55,680
Deferred network costs                                                   1,782          3,563
Subscriber acquisition costs, net                                      145,664        182,838
Other intangibles, net                                                 499,767          1,748
Other assets                                                             2,211          1,118
----------------------------------------------------------------------------------------------
Total assets                                                         $ 897,694      $ 345,988
                                                                     =========      =========

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                                                      $  96,345      $ 110,154
  Accounts payable                                                      11,304         24,351
  Due to affiliate                                                       2,743              -
  Other accrued expenses                                                41,550         16,847
  Accrued subscriber contract expenses                                  13,251          7,144
  Accrued compensation                                                   4,043          3,095
  Unearned revenue                                                      29,951         14,062
  Accrued restructuring costs                                           22,340          3,849
  Capital lease obligation - short term                                  5,378            412
----------------------------------------------------------------------------------------------
Total current liabilities                                              226,905        179,914
----------------------------------------------------------------------------------------------
Capital lease obligation - long term                                     7,942            983
                                                                     ---------      ---------
Total liabilities                                                      234,847        180,897
                                                                     ---------      ---------

Minority interest in operating partnership                             283,791              -
Stockholders' equity:
  Preferred stock; $.01 par value; 10,000,000                                -              -
    shares authorized; none issued or outstanding
  Common stock; Class A $.01 par value;                                    699            645
    150,000,000 shares authorized; 69,891,981
    and 64,502,608 shares issued and outstanding
    at September 30, 2000 and December 31, 1999, respectively
    Class B, $.01 par value; 1 share authorized
    and outstanding at September 30, 2000.
  Pending issuance of common stock                                           2              -
  Additional paid-in capital-common stock                              888,339        539,054
  Accumulated deficit                                                 (509,984)      (373,275)
----------------------------------------------------------------------------------------------
                                                                       379,056        166,424
  Less note receivable from stockholder                                      -         (1,333)
----------------------------------------------------------------------------------------------
Total stockholders' equity                                             379,056        165,091
----------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                           $ 897,694      $ 345,988
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

                      PRODIGY COMMUNICATIONS CORPORATION
             CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               (in thousands except share and per share amounts)

                                                    For the                 For the              For the              For the
                                                  Three Months           Three Months          Nine Months          Nine Months
                                                     Ended                   Ended                Ended                Ended
                                                 September 30,           September 30,        September 30,         September 30,
                                                     2000                    1999                 2000                  1999
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
 Internet and online service revenues:
  Prodigy Internet                               $    79,147             $    40,080          $   197,187         $    98,053
  Prodigy Classic                                          -                   3,842                    -              15,569
 Subscriber management fees                           47,776                   1,889               70,193               4,061
 Other                                                 7,687                   3,088               18,815               4,232
------------------------------------------------------------------------------------------------------------------------------
  Total revenues                                     134,610                  48,899              286,195             121,915

Operating costs and expenses:
 Cost of revenue                                      68,861                  27,743              135,840              71,694
 Sales and marketing                                  31,393                  17,118               66,580              40,630
 Product development                                   3,789                   2,761               10,714               9,616
 General and administrative                           40,727                  16,827               89,762              42,341
 Depreciation and amortization                        70,305                   4,196              108,442              12,477
 Amortization of subscriber acquisition costs         16,947                   4,932               48,431               4,932
 Restructuring costs                                   8,968                       -               18,523                   -
------------------------------------------------------------------------------------------------------------------------------
  Total operating costs and expenses                 240,990                  73,577              478,292             181,690
                                                 -----------             -----------          -----------         -----------
Operating loss                                      (106,380)                (24,678)            (192,097)            (59,775)

 Interest (income)/expense, net                        3,117                  (1,127)               8,439              (4,033)
 Gain on settlement of note payable                        -                       -                    -              (1,714)
 Gain on asset/equity investments sale                     -                       -                  (73)             (3,319)
 Minority interest in net loss                       (46,643)                      -              (63,754)                  -
 Other                                                    (8)                     59                    -                  15
                                                 -----------             -----------          -----------         -----------
Net loss                                         $   (62,846)            $   (23,610)         $  (136,709)        $   (50,724)
                                                 ===========             ===========          ===========         ===========

Basic and diluted net loss per share                  $(0.90)                 $(0.39)              $(2.04)             $(0.87)
                                                 ===========             ===========          ===========         ===========
Weighted average number of shares outstanding
 used in computing basic and diluted net loss
 per share                                        69,865,920              61,145,041           66,950,488          58,564,189
                                                 ===========             ===========          ===========         ===========

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      PRODIGY COMMUNICATIONS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                            For the        For the
                                                          Nine Months    Nine Months
                                                             Ended          Ended
                                                         September 30,    September 30,
                                                             2000            1999
--------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                  $(136,709)    $ (50,724)

 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Gain on sale of assets                                           -        (3,319)
  Gain on settlement of note payable                               -        (1,714)
  Option grants at below fair value                            1,441           963
  Depreciation                                                11,188         5,899
  Amortization of goodwill                                    29,110         1,163
  Amortization of tradename                                    3,576         2,671
  Amortization of other intangibles                           62,787             -
  Amortization of deferred network asset                       1,781         1,782
  Amortization of subscriber acquisition costs                48,431         4,932
  Provision for doubtful accounts                             (5,317)       (3,851)
  Minority interest in net loss                              (63,753)            -
Changes in operating assets and liabilities,
  net of effects of acquisitions
  (Increase)/decrease in accounts receivable                   9,431         4,492
  (Increase)/decrease in due from affiliate                      701        (1,201)
  (Increase)/decrease in prepaid expenses                     (1,051)       (1,388)
  (Increase)/decrease in other assets                          2,151           562
  Increase/(decrease) in accounts payable and other
   accrued expenses                                           (3,540)       11,716
  Increase/(decrease) in due to affiliate                      2,743             -
  Increase/(decrease) in accrued compensation                    240           805
  Increase/(decrease) in unearned revenue                      7,431         5,237
  Increase/(decrease) in restructuring costs                  18,491          (854)
----------------------------------------------------------------------------------
Net cash used in operating activities                        (10,868)      (22,829)
----------------------------------------------------------------------------------
Cash flows from investing activities:
 Acquisition of property and equipment                        (2,695)       (9,451)
 Purchase price adjustment, Cable & Wireless USA, Inc.
   subscriber base acquisition                                 9,883             -
 Subscriber acquisition costs                                (10,856)     (119,004)
 SBC transaction costs                                        (3,486)            -
 FlashNet acquisition costs                                   (1,578)            -
 BizOnThe.Net acquisition costs                                  (90)            -
 Proceeds from sale of assets                                      -         3,319
 Investments in equity securities                             (2,000)            -
 Increase in restricted cash                                   1,283       (51,704)
----------------------------------------------------------------------------------
Net cash used in investing activities                         (9,539)     (176,840)
----------------------------------------------------------------------------------
Cash flows from financing activities:
 Sale of common stock, net of fees and reimbursements          2,310       161,285
 Repayment of borrowings                                           -          (750)
 Repayments of notes payable to related parties              (13,809)       36,000
 Repayments of note receivable from stockholder                1,333         1,334
----------------------------------------------------------------------------------
Net cash used in/(provided by)financing activities           (10,166)      197,869
----------------------------------------------------------------------------------

Net increase/(decrease) in cash                              (30,573)       (1,800)
                                                           ---------     ---------
Cash, beginning                                               35,473        12,180
                                                           ---------     ---------
Cash, ending                                               $   4,900     $  10,380
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

                       PRODIGY COMMUNICATIONS CORPORATION
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                       (in thousands except share amounts)


For the period ended September 30, 2000


                                       Common Stock     Common Stock  Pending                            Note
                     Preferred Stock     Class A          Class B    Issuance   Additional            Receivable        Accumulated
                     ---------------     -------          -------    of Common   Paid-In  Accumulated    From          Comprehensive
                      Shares Amount  Shares   Amount  Shares  Amount   Stock     Capital    Deficit  Shareholder  Total     Loss
                      ------ ------  ------   ------  ------  ------ ----------  -------   -------   -----------  ----- ------------

Balance at
 December 31, 1999      0   $0    64,502,608  $645     0       $0              $539,054  $(373,275)  $(1,333)  $ 165,091  $(373,275)

 Exercise of options                 365,719  $  4                             $  3,867                        $   3,871

 Sale of common stock                                                                                 $1,333   $   1,333

 Issuance of common
  stock and vested
  options/warrants
  assumed in
  connection with the
  acquisition of
  Flashnet
  Communications, Inc.             5,023,654  $ 50                             $131,468                        $ 131,518

  Issuance of common
  stock for SBC
  transaction                                          1       $0                                              $       0

  Sale of subsidiary
   to minority interest                                                        $209,775                        $ 209,775

  Pending issuance of
   common stock                                                       $2       $  4,175                        $   4,177

  Comprehensive loss:
    Net loss                                                                             $(136,709)            $(136,709) $(136,709)
                                                                                                                           --------
    Comprehensive loss                                                                                                    $(136,709)
                        -----------------------------------------------------------------------------------------------------------
Balance at
September 30, 2000      0   $0    69,891,981  $699     1       $0     $2       $888,339  $(509,984)        -   $ 379,056  $(509,984)
                        ===========================================================================================================



The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       (in thousands except share, per share and subscriber information)

Note 1.  Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements, which include the accounts of Prodigy Communications Corporation ("Prodigy") and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in Prodigy's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

  Prodigy has incurred significant losses since inception and, at September 30, 2000, had an accumulated deficit of $509,984 and a working capital deficit of $205,828 comprised of current liabilities of $226,905 and current assets of $21,077. For the nine months ended September 30, 1999 and September 30, 2000, Prodigy incurred losses from operations of $59,775 and $192,097, respectively, and negative cash flows from operations of $22,829 and $10,868, respectively.

  At October 31, 2000, Prodigy had available cash and cash equivalents of $3,398. Prodigy is currently experiencing substantial negative cash flow each month and expects to continue to experience negative cash flows through at least 2001. In order to meet Prodigy's short-term cash needs, Prodigy continues to rely on its $150,000 line of credit with Banco Inbursa, S.A., which credit facility is guaranteed by Telmex. At September 30, 2000, the balance borrowed under this line of credit was $96,345. In November 2000, Prodigy borrowed an additional $18,655 under this credit facility. This note matures on November 22, 2000.

  In addition, to reduce the up-front cash requirements associated with its DSL expansion, Prodigy has re-negotiated the payment terms of its subscriber acquisition costs with SBC Communications Inc. Effective October 1, 2000, Amendment No. 1 to Prodigy's Strategic and Marketing Agreement with SBC (the "Amendment") permits Prodigy to pay subscriber acquisition costs over a three-year period with the first installment due in October 2001. Previously, such payments were due SBC at the time a qualified enrollment was recorded. In addition, payment of subscriber acquisition costs owed SBC prior to October 1, 2000 may be deferred by Prodigy until February 5, 2001. Deferred payments under the Amendment are subject to interest at the rate of 12% per annum. The Amendment will substantially reduce Prodigy's cash burn rate in the intervening quarters.

  To the extent Prodigy is unable to fund its current obligations as they become due from its operating cash flows, Carso Global Telecom, through its subsidiary Telmex, has committed to provide financing, either through capital and/or debt financing, of up to $200,000 through February 2001. This commitment is inclusive of the aforementioned $150,000 line of credit from Banco Inbursa, S.A.

  Although Prodigy's efforts to obtain bank financing secured by long-term customer contracts have proven unsuccessful, Prodigy continues to pursue long-term financing with the support of its principal shareholders SBC, Telmex and Carso Global Telecom.

  Prodigy's future financing requirements will depend on a number of factors, including Prodigy's operating performance and increases in operating expenses associated with growth in Prodigy's business. Based upon its current operating plan, Prodigy believes that it will require significant external financing in order to continue to expand its consumer business. Prodigy is considering a number of alternatives to raise additional financing, including public or private equity or debt financing, bank loans, strategic partner and joint venture arrangements, vendor financing, leasing arrangements or a combination of these sources. There can be no assurance that Prodigy will be able to obtain sufficient financing on acceptable terms, the absence of which funding would have a material adverse effect on Prodigy.

Note 2. Acquisition of BizOnThe.Net, Flashnet Communications and Transaction with SBC Communications

Acquisition of BizOnThe.Net and FlashNet Communications

  On October 5, 1999, Prodigy acquired the BizOnThe.Net Web hosting business of U.S. Republic Communications, Inc. an indirect majority owned subsidiary of VarTec including the subscribers of the BizOnThe.Net Web hosting business.
At the closing, Prodigy repaid a $9,000 loan from VarTec to U.S. Republic and issued 2,840,993 shares of Prodigy Class A common stock to U.S. Republic including 727,272 shares held in an escrow account to secure the indemnification obligations of U.S. Republic and its shareholders. Some or all of the escrowed shares will be released to U.S. Republic at various times over the two-year period following the closing. In addition to the shares and amounts paid at closing, in 2001 Prodigy may be required to issue up to 727,272 additional shares, contingent on the attainment by the acquired business of set earn-out targets.

  The acquisition of BizOnThe.Net has been accounted for under the purchase method of accounting and, accordingly, the cost to acquire BizOnThe.Net was allocated to the assets acquired and liabilities assumed based on their respective fair values with the excess allocated to goodwill. The total purchase price is subject to change when earn-out adjustments are finalized over the next two years. Changes in the purchase price based on these adjustments will be recorded as corresponding increases or decreases in goodwill at the time the related items are resolved and are not expected to exceed $10,000. Based on the value of the 2,840,993 shares of Class A common stock currently issued in connection with the BizOnThe.Net acquisition and the $9,000 cash used to repay the loan, the total purchase price was approximately $58,000. The excess of the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed of $49,688 has been allocated to goodwill and will be amortized on a straight-line basis over 3 years.

  On November 5, 1999, Prodigy agreed to acquire FlashNet Communications, Inc. ("FlashNet") in a stock-for-stock merger. This merger was completed on May 31, 2000. Under the terms of the merger agreement, Prodigy issued .35 shares of Prodigy Class A common stock for each share of FlashNet common stock outstanding on the closing date of the transaction, or 5,023,654 shares. In addition, Prodigy assumed all FlashNet stock options and warrants outstanding as of the date of the merger.

  Under accounting principles generally accepted in the United States, the acquisition of FlashNet has been accounted for under the purchase method of accounting. Accordingly, the cost to acquire FlashNet has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values, with the excess to be allocated to goodwill as follows:


  Value of stock portion of purchase price       $119,764
  Value of options and warrants assumed            12,573
  Transaction costs                                 1,968
                                                 --------
  Purchase price                                  134,305

  Add: fair value of net liabilities assumed       32,309
  Less: fair value of net assets acquired         (27,009)
                                                 --------
  Goodwill/Intangibles                           $139,605
                                                 ========


  Prodigy has arranged for an independent valuation and other studies required to determine the fair value of the assets acquired and liabilities assumed. The valuations and other studies required to determine the fair value of the FlashNet assets acquired and liabilities assumed have not been completed and, accordingly, the balances reflected in the unaudited consolidated balance sheet as of September 30, 2000 are preliminary and subject to further revision and adjustments. Based on the value of the 5,023,654 shares of Prodigy Class A common stock issued and 778,187 options/warrants assumed in connection with the FlashNet acquisition, the total purchase price is $134,305 including transaction costs of $1,968. The goodwill and other intangibles acquired, based on the excess of the purchase price over the net book value of net assets to be acquired, is currently estimated to be $139,605. The goodwill and other intangibles are expected to be amortized on a straight line basis over an estimated three-year period.


Pro-Forma (Unaudited)

  The unaudited condensed pro-forma results of operations presented below assumes the acquisitions of BizOnThe.Net and FlashNet occurred at the beginning of each period presented. The pro-forma information is not necessarily indicative of the combined results of operations of Prodigy, BizOnThe.Net and FlashNet that would have resulted if the transaction had occurred on the dates indicated. They are also not necessarily indicative of the future operating results of the combined company.


                                           Nine Months Ended
                                             September 30,
                                         ---------------------
                                           2000         1999
                                         --------    ---------
Revenues                                 $303,828     $171,232
Net loss                                $(169,205)   $(121,072)
Pro-forma net loss per common share        ($2.40)      ($1.78)


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

  At the closing of the transaction Prodigy also converted all outstanding shares of common stock into Prodigy Class A common stock. Additionally, Prodigy issued to an SBC subsidiary one share of Prodigy Class B common stock for consideration of $100 (in whole dollars) which is convertible into 51,843,631 shares of Prodigy Class A common stock.

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

  The Company has arranged for an independent valuation and other studies required to determine the fair value of the intangible assets contributed to the partnership by SBC. The valuations and other studies required to determine the fair value of the assets contributed have not been completed and, accordingly, the balances reflected in the unaudited consolidated balance sheets as of June 30, 2000 are preliminary and subject to further revision and adjustments. The total value of the transaction is approximately $560,800 including transaction costs of $3,500. These intangible assets will be amortized over 3 years.

Note 3. Subscriber Acquisition Costs

  In July 1999 Prodigy purchased Cable & Wireless USA, Inc.'s dial-up access Internet subscriber base for $31,700 in cash. In March 2000, Prodigy purchased Web America's dial-up access Internet subscriber base for $4,177 in Prodigy Class A common stock. These shares are due and pending issuance under agreement with Web America. Prodigy has capitalized these costs and is amortizing the costs over 36 months representing the estimated weighted average term of the subscribers acquired. During the three and nine months ended September 30, 2000, Prodigy recognized amortization expenses from these transaction of $3,411 and $8,629, respectively.

  Commencing in June 1999, Prodigy entered into agreements with major retailers of personal computers (the "Retailers") to make specified payments to the Retailers in exchange for the Retailers enrolling customers onto Prodigy Internet and obtaining a signed contractual commitment from these customers to term subscriptions to Prodigy Internet of one, two, or three years at a monthly charge of $19.95 or $21.95 (in whole dollars). Prodigy has capitalized these payments and is amortizing them over the life of the subscriber contract. During the three and nine months ended September 30, 2000, Prodigy paid gross subscriber acquisition costs related to these transactions of $4,970 and $10,856, respectively, and had recognized related amortization expense of $13,536 and $39,802, respectively. In addition, at September 30, 2000, Prodigy had recorded accrued subscriber contract expenses to the Retailers of $13,251.


Note 4.  Restructuring Reserves

  In June 2000, Prodigy announced that it would move its headquarters from White Plains, New York to Austin, Texas in order to facilitate synergies with SBC Communications Inc. As a result of this restructuring plan, Prodigy has recorded contractual and severance-related obligations of $18,523. Management intends to terminate approximately 140 employees as a result of this plan. All required payments under this plan are expected to be paid by September 30, 2001.


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

  A summary of the segment financial information is as follows:

                                       Three months ended        Nine months ended
                                          September 30,            September 30,
                                        2000         1999       2000          1999
                                     ---------    ---------   ---------    ---------
Revenues:
Internet and online services(1)...   $ 122,731    $  43,922   $ 257,163    $ 113,622
All other services(2).............      11,879        4,977      29,032        8,293
                                     ---------    ---------   ---------    ---------
 Total revenues(6)................   $ 134,610    $  48,899   $ 286,195    $ 121,915
                                     =========    =========   =========    =========

Loss (income) from operations:

Internet and online services(3)...   $  95,359    $  24,386   $ 164,283    $  60,219
All other services(2)(4)..........      (1,612)         292         (43)        (444)
Other(5)..........................      12,633         --        27,857         --
                                     ---------    ---------   ---------    ---------
 Total loss from operations(7)....   $ 106,380    $  24,678   $ 192,097    $  59,775
                                     =========    =========   =========    =========

1. For the three months and nine months ended September 30, 2000, includes revenues from Prodigy's billable DSL subscribers of $11.8 million and $12.6 million, respectively.

2. Includes revenue and operating losses associated with the Prodigybiz small business Web hosting division, advertising and transaction fees and Telmex and SBC legacy subscriber management fees.

3. For the three and nine months ended September 30, 2000 and 1999, Internet and online services includes goodwill and other intangible assets amortization of $60,242, $83,448, $1,872 and $5,616,respectively.

4. For the three and nine months ended September 30, 2000 and 1999, all other services includes goodwill and other intangible assets amortization of $4,599, $13,805, $0 and $0, respectively.

5. Other consists of integration-related costs associated with the SBC transaction and restructuring costs (Note 4).

6. For the three and nine months ended September 30, 2000, Prodigy recognized revenues from related parties of $44.2 million and $60.0 million, respectively.

7. For the three and nine months ended September 30, 2000, Prodigy recognized expenses from related parties of $38.3 million and $50.9 million, respectively.

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

Overview

  Prodigy Communications Corporation ("Prodigy") is a leading national Internet service provider ("ISP") offering both dial-up and digital subscriber line ("DSL") Internet access. In May 2000, as a result of its transaction with SBC Communications Inc., Prodigy became a leading provider of retail DSL broadband Internet access to consumers and small businesses in the United States.

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

  Prodigy historically has experienced better retention for subscribers under prepaid term plans than subscribers under month-to-month plans. Under prepaid term plans, subscribers choose to prepay for longer terms at reduced monthly rates. Additionally, under subscriber contract acquisition programs, Prodigy makes payments to computer retailers in return for, among other things, the retailers enrolling a customer onto Prodigy Internet, obtaining a signed contractual commitment from the customer to a term subscription of one, two or three years, and committed marketing of Prodigy Internet by the retailer in connection with the retailers' other product advertisements. Prodigy's experience has been that subscribers obtained through subscriber contract acquisition programs have lower rates of cancellation than those obtained through other channels. Prodigy continues to pursue vendor partners for subscriber acquisition programs but has diversified its distribution channels through transactions such as the partnership with SBC.

 Prodigy historically has experienced seasonality in its business, with higher expenses during the last and first fiscal quarters, corresponding to the Christmas and post-Christmas selling season, and to higher network usage. As a result of the seasonality of its business, as well as other factors, Prodigy experiences quarterly fluctuations in its operating results.

  In October 1999, Prodigy acquired the BizOnThe.Net Web hosting business of U.S. Republic Communications, Inc. and combined this business with Prodigy's own Web hosting division to form Prodigybiz.

  On May 31, 2000, Prodigy acquired FlashNet Communications, Inc. ("FlashNet") in a stock-for-stock merger. The consolidated financial statements at September 30, 2000 and information presented below reflects the operating results and balance sheet for the period June 1, 2000 through September 30, 2000.

  On May 31, 2000, Prodigy completed its transaction with SBC Communications Inc. ("SBC"). The consolidated financial statements at September 30, 2000 and information presented below reflects the results of this transaction for the period June 1, 2000 through September 30, 2000.


Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

  Prodigy's total revenues have three components: 1) Internet and online service revenues, from the Prodigy and FlashNet divisions, consisting of subscription revenues from dial-up and DSL subscribers to Prodigy Internet and, for the period ended September 30, 1999, dial-up subscriber revenues from Prodigy Classic which was discontinued in October 1999; 2) fees from management agreements with SBC Communications Inc. and Telmex under which Prodigy provides certain management and consulting services to each entity's subscribers in exchange for a fee; and 3) other services, consisting of small business Web hosting fees from the Prodigybiz division, and advertising and transaction fees.

  Prodigy defines "billable" subscribers as subscribers who remain enrolled beyond completion of the applicable trial period or who enrolled in a money-back guarantee program. Prodigy defines "Internet subscribers managed" as billable subscribers of billable Prodigy Internet de Telmex and "legacy" SBC subscribers, but excluding Prodigy Classic subscribers.

Internet and online service revenues

  Subscription revenues for Prodigy Internet increased $39.0 million, or 97%, from $40.1 million for the three months ended September 30, 1999 to $79.1 million for the three months ended September 30, 2000. The number of Prodigy Internet billable subscribers increased 523,656, or 55%, from 955,784 at September 30, 1999 to 1,479,440 at September 30, 2000. The year-to-year increase in the number of total billable subscribers and related revenue included (i) 193,981 subscribers acquired from organic growth of the Prodigy Internet subscriber base, or $19.4 million for the quarter, (ii) 132,861 billable Prodigy DSL subscribers, or $11.8 million for the quarter, and (iii) 196,814 billable subscribers due to the FlashNet acquisition, or $7.8 million for the quarter. Revenue from Prodigy Classic was $3.8 million for the three months ended September 30, 1999. Prodigy discontinued Prodigy Classic on October 1, 1999.

Subscriber management fees

  Total Internet subscribers managed, excluding subscribers to Prodigy Internet and Prodigy Classic, increased by 953,374, or 363%, from 262,723 at September 30, 1999 to 1,216,097 at September 30, 2000. Fees from Internet subscribers managed increased $45.9 million, from $1.9 million in the three months ended September 30, 1999 to $47.8 million in the three months ended September 30, 2000. At September 30, 2000, the increase in Internet subscribers managed included 474,859 billable dial-up and 204,991 DSL subscribers of SBC from which Prodigy recognized management fees in the quarter of $26.5 million and $17.7 million, respectively. At September 30, 1999 and September 30, 2000, Prodigy Internet de Telmex subscribers managed amounted to 262,723 and 527,265, respectively, from which Prodigy recognized management fees of $1.9 million and $3.3 million for the respective quarters then ended.

Other revenues

  Other revenues increased $4.6 million, or 148%, from $3.1 million for the three months ended September 30, 1999 to $7.7 million for the three months ended September 30, 2000. The increase in the current year quarter is attributable to an increase of $2.1 million, or 347%, in advertising sales and shopping transactions revenue as well as to a $2.4 million increase in revenues from Web hosting, the latter increase resulting from Prodigy's acquisition of BizOnThe.Net in October 1999. The remainder of the period-to-period increase is attributable to the recognition of $0.9 million of non-advertising revenues from Prodigy's agreements with such partners as Metris and Looksmart, and $1.0 million attributable to Flashnet. These increases were offset, in part, by non-recurring prior period revenue of $2.3 million recognized in connection with the Cable & Wireless subscriber acquisition transition agreement.

Cost of revenues

  Cost of revenues includes network and content expenses and associated personnel salaries and benefits. Content expenses consist of the costs of developing, or obtaining from third parties, content for inclusion in Prodigy's service offerings. Cost of revenues increased $41.1 million, or 148%, from $27.8 million in the three months ended September 30, 1999 to $68.9 million in the three months ended September 30, 2000 and is attributable, in part, to the 55% increase in Prodigy Internet subscribers from September 30, 1999 to September 30, 2000. This, in turn, resulted in a 37% increase in network usage in the three months ended September 30, 2000 versus the prior year period. For the three months ended September 30, 2000, cost of revenues includes
$33.0 million of communications charges of Prodigy owned and managed SBC Internet subscribers while these subscribers resided on the SBC network, and $5.3 million of communications charges for subscribers residing on the FlashNet network.

Sales and marketing

  Sales and marketing expense includes advertising, salaries of sales and marketing personnel and other general sales and marketing costs. Sales and marketing expense increased $14.3 million, or 84%, from $17.1 million in the three months ended September 30, 1999 to $31.4 million in the three months ended September 30, 2000. The current period primarily reflects increased sales commissions and bounties, including $13.3 million of bounties relating to SBC-generated dial-up and DSL Internet access enrollments which commenced in June 2000, and $0.5 million for commissions, primarily for the Web-hosting salesforce. A further $1.8 million represents sales and marketing expenses of the FlashNet division.

Product development

  Product development expense includes research and development costs and other product development costs. Product development expense increased from $2.8 million in the three months ended September 30, 1999 to $3.8 million in the three months ended September 30, 2000. The current period increase is primarily attributable to the need for consultants to augment permanent staff as well as Prodigybiz activities.

General and administrative

  General and administrative expense increased $23.9 million, or 142%, from $16.8 million in the three months ended September 30, 1999 to $40.7 million in the three months ended September 30, 2000. The increase versus the prior year period was primarily attributable to the inclusion of $1.3 million, $2.9 million and $16.8 million of expenses pertaining to Prodigybiz, FlashNet, and the limited partnership formed with SBC, respectively. Costs of $3.7 million were charged to expense in the current quarter for integrating the Flashnet and SBC enrollment, billing and customer service functions with those of Prodigy Communications. Additional compensation-related expenses of $4.0 million were incurred relating to moving Prodigy's headquarters to Austin, Texas. These increases were offset, in part, by a year-to-year decrease in customer service costs, excluding SBC-related customer service costs, of $2.0 million which, in turn, was attributable to Prodigy's emphasis on contract subscriber acquisition programs in the prior year period.


Depreciation and amortization

  Depreciation and amortization expense increased $66.1 million from $4.2 million in the three months ended September 30, 1999 to $70.3 million in the three months ended September 30, 2000. The current period increase primarily reflects amortization attributable to goodwill and other intangibles arising from the FlashNet and BizOnThe.Net acquisitions and the SBC transaction. BizOnThe.Net was completed on October 5, 1999 and has an amortization period of three years. Flashnet and SBC were completed on May 31, 2000 and each has an amortization period of three years.

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

  In July 1999 Prodigy acquired the dial-up Internet subscriber base of Cable & Wireless USA, Inc. for $31.7 million in cash and, in March 2000, the dial-up Internet subscriber base of Web America for $4.2 million in Prodigy Class A common stock.

  Prodigy has capitalized these subscriber acquisition costs and amortizes these costs over the term of the underlying subscriber contract for the retail program or 36 months which represents the estimated weighted average term of the subscribers acquired from Cable & Wireless USA, Inc. and Web America.

  Amortization of subscriber acquisition costs of $16.9 million was incurred by Prodigy during the three months ended September 30, 2000 which encompassed
$3.4 million for amortization of the purchase price of subscribers acquired from Cable and Wireless and Web America, and $13.5 million for amortization of payments made to certain retailers in exchange for obtaining contract subscribers to Prodigy Internet.

Restructuring reserves

  During the three months ended September 30, 2000 Prodigy accrued $9.0 million relating to Prodigy's recently announced management changes and the relocation of its headquarters operations to Austin, Texas.

Interest and other income

  Interest income/expense, net decreased from net income of $1.1 million in the three months ended September 30, 1999 to net expense of $3.1 million in the three months ended September 30, 2000. Prodigy's initial public offering occurred during the first quarter of 1999 with the proceeds of the offering being invested in short-term money market instruments. As a result of Prodigy's contract subscriber programs and acquisitions during the second half of 1999, Prodigy arranged a $150 million line of credit with Banco Inbursa, S.A. in August 1999 and commenced borrowing against this line of credit. Throughout the third quarter of 2000, the balance outstanding under this credit facility averaged $96.3 million.

  As a result of the foregoing factors, Prodigy's operating loss increased from $24.7 million in the three months ended September 30, 1999 to $106.4 million in the three months ended September 30, 2000 and its net loss increased from $23.6 million in the three months ended September 30, 1999 to $62.8 million in the three months ended September 30, 2000.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Internet and online service revenues

  Subscription revenues for Prodigy Internet increased $99.1 million, or 101%, from $98.1 million for the nine months ended September 30, 1999 to $197.2 million for the nine months ended September 30, 2000. The number of Prodigy Internet billable subscribers increased 523,656, or 55%, from 955,784 at September 30, 1999 to 1,479,440 at September 30, 2000. The year-to-year increase in the number of total billable subscribers and related revenue included (i) 193,981 subscribers acquired from organic growth of the Prodigy Internet subscriber base, or $75.8 million for the nine months ended September 30, 2000,
(ii) 132,861 billable Prodigy DSL subscribers, or $12.6 million for the nine months ended September 30, 2000, and (iii) 196,814 billable subscribers due to the FlashNet acquisition, or $10.7 million for the nine months ended September 30, 2000. Revenue from Prodigy Classic was $15.6 million for the nine months ended September 30, 1999. Prodigy discontinued Prodigy Classic on October 1, 1999.

Subscriber management fees

  Total Internet subscribers managed, excluding subscribers to Prodigy Internet and Prodigy Classics, increased by 953,374, or 363%, from 262,723 at September 30, 1999 to 1,216,097 at September 30, 2000. Fees from Internet subscribers managed increased $66.1 million, from $4.1 million in the nine months ended September 30, 1999 to $70.2 million in the nine months ended September 30, 2000. At September 30, 2000, the increase in Internet subscribers managed included 474,859 billable dial-up and 204,991 DSL subscribers of SBC from which Prodigy recognized management fees for the nine months ended September 30, 2000 of $36.2 million and $23.8 million, respectively. At September 30, 1999 and September 30, 2000, Prodigy Internet de Telmex subscribers managed amounted to 262,723 and 527,265, respectively, from which Prodigy recognized management fees of $4.1 million and $9.8 million for the respective quarters then ended.

Other revenues

  Other revenues increased $14.6 million, or 348%, from $4.2 million for the nine months ended September 30, 1999 to $18.8 million for the nine months ended September 30, 2000. The increase in the current year period is attributable to the increase of approximately $5.3 million in advertising sales and shopping transactions, as well as to a $7.2 million increase in Web hosting revenues, the latter improvement attributable to Prodigy's acquisition of BizOnThe.Net small business Web hosting company in October 1999. The balance of the period-to-period increase is primarily attributable to the recognition of $1.4 million of non-advertising revenue from Prodigy's agreement with such partners as Metris Companies and Looksmart as well as $1.5 million attributable to FlashNet. These increases were offset, in part, by prior period non-recurring Cable & Wireless USA, Inc. transition agreement revenues of $1.6 million.

Cost of revenues

  Cost of revenues increased $64.1 million, or 89%, from $71.7 million in the nine months ended September 30, 1999 to $135.8 million in the nine months ended September 30, 2000 and is primarily attributable to the 55% increase in Prodigy Internet subscribers from September 30, 1999 to September 30, 2000. Network usage hours in the nine months ended September 30, 2000 rose 101.8 million hours, or 60%, from 170.0 million hours for the nine months ended September 30, 1999 to 271.8 million hours for the nine months ended September 30, 2000. The year-to-year increase in usage resulted in additional charges of $10.6 million. For the nine months ended September 30, 2000, cost of revenues also includes $42.1 million of communications charges of Prodigy owned and managed subscribers while these resided on the SBC network, and $6.8 million of communications charges for subscribers residing on the FlashNet network.

Sales and marketing

  Sales and marketing expense increased $26.0 million, or 64%, from $40.6 million in the nine months ended September 30, 1999 to $66.6 million in the nine months ended September 30, 2000. The current period primarily reflects increased marketing operations, SBC bounties and salesforce commissions of $16.5 million, FlashNet of $2.2 million and Prodigybiz of $5.2 milllion. In addition, there was a $1.2 million increase in spending for direct mail campaigns and $1.0 for telemarketing programs.


Product development

  Product development expense increased $1.1 million, or 11%, from $9.6 million for the nine months ended September 30, 1999 to $10.7 million for the nine months ended September 30, 2000. This increase was attributable to increased costs resulting from use of consultants to augment permanent headcount, as well as activities surrounding Prodigybiz.


General and administrative

  General and administrative expense increased $47.5 million, or 112% from $42.3 million in the nine months ended September 30, 1999 to $89.8 million in the nine months ended September 30, 2000. The current period reflects increases of $4.0 million, $4.5 million and $20.8 million attributable to Prodigybiz, FlashNet, and the limited partnership formed with SBC, respectively. Costs of $9.3 million were charged to expense year-to-date for integrating the Flashnet and SBC enrollment, billing and customer service functions with those of Prodigy. Additional compensation-related expenses of $5.5 million were incurred relating to moving Prodigy's headquarters to Austin, Texas. Billing and credit card processing fees increased $0.8 million and $1.8 million, respectively, due to the 55% increase in PI subscribers between September 30, 1999 and September 30, 2000.

Depreciation and amortization

  Depreciation and amortization expense increased $96.0 million, or 774%, from $12.4 million in the nine months ended September 30, 1999 to $108.4 million in the nine months ended September 30, 2000. The current period increase primarily reflects amortization attributable to goodwill and other intangibles arising from the FlashNet and BizOnThe.Net acquisitions, and to the SBC transaction.
The BizOnThe.Net acquisition was completed on October 5, 1999 and the goodwill attributable to this acquisition has an amortization period of three years. The Flashnet acquisition and the SBC transaction were completed on May 31, 2000, and each has an amortization period of three years.

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

  In July 1999 Prodigy acquired the dial-up Internet subscriber base of Cable & Wireless USA, Inc. for $31.7 million in cash and, in March 2000, the dial-up Internet subscriber base of Web America for $4.2 million in Prodigy Class A common stock.

  Prodigy has capitalized these subscriber acquisition costs and amortizes these costs over the term of the underlying subscriber contract for the retail program or 36 months which represents the estimated weighted average term of the subscribers acquired from Cable & Wireless USA, Inc. and Web America.

  Amortization of subscriber acquisition costs of $48.4 million was incurred by Prodigy during the nine months ended September 30, 2000 which encompassed $8.6 million for amortization of the purchase price of subscribers acquired from

Cable and Wireless and Web America, and $39.8 million for amortization of payments made to certain retailers in exchange for obtaining contract subscribers to Prodigy Internet.

Restructuring reserves

  During the nine months ended September 30, 2000 Prodigy accrued $18.5 million relating to Prodigy's recently announced management restructuring and the relocation of its headquarters operations to Austin, Texas.

Interest and other income

  Interest income/expense, net decreased from net income of $4.0 million in the nine months ended September 30, 1999 to net expense of $8.4 million in the nine months ended September 30, 2000. Prodigy's initial public offering occurred during the first quarter 1999 with the proceeds of the offering being invested in short-term money market instruments. As a result of Prodigy's contract subscriber programs and other acquisitions during the second half of 1999, Prodigy arranged a $150 million line of credit with Banco Inbursa, S.A. in August 1999 and commenced borrowing against this line of credit. Throughout the nine months ended September 30, 2000, the balance outstanding under this credit facility averaged $96.3 million.

  As a result of the foregoing factors, Prodigy's operating loss increased from $59.8 million in the nine months ended September 30, 1999 to $192.1 million in the nine months ended September 30, 2000 and its net loss increased from $50.7 million in the nine months ended September 30, 1999 to $136.7 million in the nine months ended September 30, 2000.


Liquidity and Capital Resources

Since formation, Prodigy has relied on private sales of equity securities (totaling $294.1 million through September 30, 2000), borrowings and an initial public offering in February 1999 (with net proceeds of $157.2 million) to fund its operations. Prodigy has incurred significant losses since inception and, at September 30, 2000, had an accumulated deficit of $510.0 million and a working capital deficit of $205.8 million comprised of current liabilities of $226.9 million and current assets of $21.1 million. For the nine months ended September 30, 1999 and September 30, 2000, Prodigy incurred a loss from operations of $59.8 million and $192.1 million, respectively, and negative cash flows from operations of $22.8 million and $10.9 million, respectively.

At October 31, 2000, Prodigy had available cash and cash equivalents of $3,398. Prodigy is currently experiencing substantial negative cash flow each month and expects to continue to experience negative cash flows through at least 2001. In order to meet Prodigy's short-term cash needs, Prodigy continues to rely on its $150,000 line of credit with Banco Inbursa, S.A., which credit facility is guaranteed by Telmex. At September 30, 2000, the balance borrowed under this line of credit was $96,345. In November 2000, Prodigy borrowed an additional $18,655 under this credit facility. This note matures on November 22, 2000.

In addition, to reduce the up-front cash requirements associated with its DSL expansion, Prodigy has re-negotiated the payment terms of its subscriber acquisition costs with SBC Communications Inc. Effective October 1, 2000, Amendment No. 1 to Prodigy's Strategic and Marketing Agreement with SBC (the "Amendment") permits Prodigy to pay subscriber acquisition costs over a three-year period with the first installment due in October 2001. Previously, such payments were due SBC at the time a qualified enrollment was recorded. In addition, payment of subscriber acquisition costs owed SBC prior to October 1, 2000 may be deferred by Prodigy until February 5, 2001. Deferred payments under the Amendment are subject to interest at the rate of 12% per annum. The Amendment will substantially reduce Prodigy's cash burn rate in the intervening quarters.

To the extent Prodigy is unable to fund its current obligations as they become due from its operating cash flows, Carso Global Telecom, through its subsidiary Telmex, has committed to provide financing, either through capital and/or debt financing, of up to $200,000 through February 2001. This commitment is inclusive of the aforementioned $150,000 line of credit from Banco Inbursa, S.A.

Although Prodigy's efforts to obtain bank financing secured by long-term customer contracts have proved to be unsuccessful, we continue to pursue long-term financing with the support of our principal shareholders SBC, Telmex and Carso Global Telecom.

Prodigy's future financing requirements will depend on a number of factors, including our operating performance and increases in operating expenses associated with growth in our business. Based upon our current operating plan, we believe that it will require significant external financing in order to continue to expand our consumer business. Prodigy is considering a number of alternatives to raise additional financing, including public or private equity or debt financing, bank loans, strategic partner and joint venture arrangements, vendor financing, leasing arrangements or a combination of these sources. There can be no assurance that we will be able to obtain sufficient financing on acceptable terms, the absence of which funding would have a material adverse effect on Prodigy.

  Net cash from investing activities decreased to $9.5 million in the nine months ended September 30, 2000 from $176.8 million used in the nine months ended September 30, 1999 primarily due to reduced spending on subscriber acquisition programs in the current period.

  During the nine months ended September 30, 2000, Prodigy paid approximately $10.9 million in consideration for subscribers obtained through its subscriber contract acquisition programs. Prodigy has $13.3 million of accrued subscriber contract expense related to these programs as of September 30, 2000. Prodigy has capitalized these costs and will amortize these costs over the terms of the underlying subscriber contracts (one, two or three years). At September 30, 2000, Prodigy had capitalized related subscriber contract acquisition costs of $193.2 million and had recognized amortization expense of $39.8 million for the nine months ended September 30, 2000.

  Prodigy's capital expenditures for the nine months ended September 30, 2000 were $2.7 million, primarily for the purchase of data processing equipment, compared to capital expenditures of $9.5 million in the nine months ended September 30, 1999. Prodigy has made greater use of lease financing of capital purchases in the current period.

  In August 1999, Prodigy obtained a $150 million revolving line of credit from Banco Inbursa, S.A. to fund its subscriber contract acquisition programs during the third and fourth quarter of 1999. The terms of this line of credit allow Prodigy to borrow, repay and reborrow amounts in minimum increments of $1 million. Advances are due 30 days after borrowing, but Prodigy is permitted to rollover advances into new advances at its election. Advances are uncollateralized and bear interest of 12% per annum. At September 30, 2000, the balance borrowed under this line of credit was $96.3 million. In November 2000, Prodigy borrowed an additional $18.7 million under this credit facility. This note matures on November 22, 2000.


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

Prodigy is currently experiencing substantial negative cash flow each month, expects to continue to experience negative cash flow through at least 2001, and is in the process of seeking additional funding to finance its operations, the absence of which funding would have a material adverse effect on Prodigy. Prodigy had $4.9 million of cash available at September 30, 2000. Any additional equity financing may cause investors to experience dilution. Any additional debt financing may result in restrictions on Prodigy's operations.

Prodigy cannot assure that it will achieve or sustain profitability. Since inception, Prodigy has incurred significant losses. The following table shows Prodigy's revenues and net losses during the three years ended December 31, 1997, 1998 and 1999 and the nine months ended September 30, 2000.


                             Year Ended December 31,
                                                               Nine Months Ended
                      1997           1998          1999       September 30, 2000
                 -------------- -------------- -------------- ------------------

   Revenues....  $134.2 million $136.1 million $189.0 million  $286.2 million
   Net Losses..  $132.8 million $ 65.1 million $ 80.5 million  $136.7 million

At September 30, 2000, Prodigy had:

 .  an accumulated deficit of $510.0 million;

 .  a working capital deficit of $205.8 million;

 .  current liabilities of $226.9 million; and

 .  current assets of $21.1 million.

As a result of these losses, Prodigy has never generated annual positive cash flow from operations and has relied on private and public sales of equity securities and borrowings to fund its operations. The following table shows Prodigy's negative cash flows from operations during the last three years and for the nine months ended September 30, 2000.


                Year Ended December 31,
     ------------------------------------------  Nine Months Ended
          1997          1998          1999       September 30, 2000
     -------------- ------------- ------------- ------------------
     $114.0 million $68.0 million $40.1 million    $10.9 million

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

Circumstances may arise in which the interests of Carso Global Telecom, Telmex or SBC, as shareholders, could conflict with the interests of the other shareholders of Prodigy. Carlos Slim Helu and members of his family beneficially own a majority of the voting equities of Carso Global Telecom. Carso Global Telecom may be deemed to control Telmex through the shares of Telmex it owns directly and indirectly. Mr. Slim is also chairman of the board of Carso Global Telecom and Telmex. Prior to the closing of the SBC transaction on May 31, 2000, Mr. Slim and members of his immediate family could be deemed to control Prodigy through the shares of Prodigy they owned indirectly. Carso Global Telecom and its affiliates have engaged in numerous transactions with Prodigy in the past that were not necessarily a result of arms'-length negotiations. For example, an affiliate of Carso Global Telecom provides Prodigy with a $150 million revolving line of credit. Prodigy has outsourced its network to Splitrock, a company in which Carso Global Telecom owns stock. Prodigy entered into an arrangement with CompUSA, a company that is controlled by Mr. Helu, to make specified payments to CompUSA in exchange for CompUSA enrolling customers onto Prodigy Internet and obtaining a signed contractual commitment from these customers to term subscriptions of one, two or three years at Prodigy's standard monthly rates. Carso Global Telecom and its affiliates may engage in additional related-party transactions with Prodigy in the future.

Mr. Salameh, Jaime Chico Pardo and Arturo Elias, directors of Prodigy, are affiliated with Carso Global Telecom or Telmex. Charles Roesslein, the chief executive officer and director of Prodigy, and Charles Foster and Robert Pickering, directors of Prodigy, are employed by SBC Communications Inc. Mr. Salameh is married to Mr. Slim's niece, and Mr. Elias is married to Mr. Slim's daughter.

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

Prodigy's financial condition may decline if it does not continue to increase its subscriber base. Historically a majority of Prodigy Internet enrollments have arisen from bundling arrangements with PC manufacturers. In 1998, 44% of total enrollments to Prodigy Internet were obtained through PC bundling, including 32% from Prodigy's PC bundling relationship with Packard Bell/NEC. In 1999 the percentage of total enrollments to Prodigy Internet obtained through PC bundling declined to 15% but the percentage obtained through contract acquisition programs, in which Prodigy makes payments of up to $400 to major PC retailers who enroll subscribers to term subscriptions of at least one year, increased from zero in 1998 to 34%. Prodigy's contract acquisition program with Best Buy accounted for approximately 33% of total enrollments during 1999. Prodigy's contract acquisition program with Best Buy terminated on November 30, 1999, except in 32 stores where the program terminated on November 4, 2000. Prodigy has other, less significant, contract acquisition programs with other retailers and entered into an additional contract acquisition program in February 2000. However, Prodigy cannot predict whether future contract acquisition programs will generate as many enrollments as in the past.

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

Although Prodigy's strategy of contracting with third parties to provide services such as network access, billing and customer service enables it to tie many variable costs to variable revenue sources, Prodigy bases its fixed expenses, in part, on its expectations of future revenues. If revenues are below expectations, Prodigy may be unable to reduce fixed costs proportionately which may adversely affect its operating results.

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

  On February 24, 2000, Prodigy was served with a summons and complaint by Carroll Wesley Chance in a class action lawsuit brought against Best Buy, Prodigy and Young America in the State Court of Richmond County, State of Georgia. The case was brought on behalf of the class of similarly situated consumers who purchased a computer at Best Buy, enrolled in the Prodigy Internet service under the rebate program and did not receive a rebate check. The complaint alleges breach of contract, unjust enrichment, conversion and negligence. The plaintiffs seek damages not to exceed $74,900 per member of the class, including actual damages, rebates, interest, punitive damages, court costs and litigation expenses. The court recently dismissed the unjust enrichment, conversion and negligence causes of action leaving only the breach of contract claim before the court. Prodigy is presently engaged in serious settlement discussions with plaintiff's counsel.

  On January 10, 2000, Christa Roberts filed a class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against Prodigy, America Online, Circuit City Stores, Fry's Electronic, Microsoft and other unnamed parties. On February 7, 2000, the plaintiff filed an amended complaint naming Young H. Kim as the named plaintiff in place of Christa Roberts. The lawsuit alleges that Prodigy and the other defendants offered rebates to consumers and entered into retail sales contracts with consumers which violated California law and engaged in false advertising. The plaintiff is seeking restitution from the defendants of all sums related to this conduct. Prodigy filed a Demurrer to plaintiffs' Complaint as did defendants AOL and CompuServe. On August 3, 2000, the court granted defendants' Demurrers without leave to amend, effectively dismissing plaintiffs' lawsuit. Plaintiffs' have 60 days following service of the Notice of Entry of Judgment to file their appeal. Prodigy expects plaintiffs to appeal.

  On October 2, 1999, Irwin Sales filed a lawsuit against Prodigy in the United States District Court of the Southern District of New York. The lawsuit alleges that Prodigy breached an independent contractor agreement with the plaintiff and engaged in fraud arising out of it. The plaintiff seeks $25 million in damages for the contract claim and $50 million in damages for the fraud claim. On January 5, 2000 Prodigy served its answer. On February 1, 2000, the plaintiff filed an amended complaint, and, on February 25, 2000, Prodigy filed a motion to dismiss the plaintiffs fraud claim. Prodigy believes it has meritorious defenses to the claims and intends to vigorously contest them. The case is presently set to go to trial on November 27, 2000.


Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Item 5.    Other Information

  On October 1, 2000, Prodigy and SBC amended the Strategic and Marketing Agreement which was originally executed on May 31, 2000 as part of the consummation of the transaction with SBC as described in Prodigy's Current Reports on Form 8-K filed on December 2, 1999 and June 14, 2000 and in Prodigy's proxy statement dated May 5, 2000. As amended, the Strategic and Marketing Agreement permits Prodigy to pay its subscriber acquisition costs over a three-year period with the first installment due in October 2001. Previously, such payments were due SBC at the time a qualified enrollment was recorded.
In addition, payment of subscriber acquisition costs owed SBC prior to October 1, 2000 may be deferred by Prodigy until February 5, 2001. Deferred payments under this Agreement are subject to interest at the rate of 12% per annum. This Agreement will substantially reduce Prodigy's cash burn rate in the upcoming quarters.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

  The exhibits listed on the Exhibit Index are filed herewith.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             PRODIGY COMMUNICATIONS CORPORATION


Date:  November 14, 2000     /s/ Allen Craft
                           -------------------------------
                           Allen Craft
                           Vice President and Chief Financial
                           Officer (Principal Financial and
                           Accounting Officer)

                                  EXHIBIT INDEX

   10.1 Amendment No. 1 to the Strategic and Marketing Agreement dated as of October 1, 2000, by and among the Registrant, SBC Communications Inc., SBC Communications Inc. and Prodigy Communications Limited Partnership.

   27         Financial Data Schedule.
--------