Form 10-K
period 2000-12-31
PRODIGY COMMUNICATIONS CORP
filed 2001-04-02
CIK 824740

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-25333
                            ------------------------
                       PRODIGY COMMUNICATIONS CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)

                          DELAWARE                                               04-3323363
      (State or other jurisdiction of incorporation.)               (I.R.S. Employer Identification No.)
      6500 RIVER PLACE BLVD., BLDG. III, AUSTIN, TEXAS                             78730
          (Address of principal executive offices)                               (Zip Code)

                                  512-527-1500
              Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

               TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                 -----------------------------------------
                      None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $.01 per share

--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No / /

    The aggregate market value of the Class A common equity held by non-affiliates of the Registrant as of March 15, 2001 was $76,670,536. For this purpose, any officer, director and known 5% stockholder is deemed to be an affiliate.

    The number of shares of the registrant's Class A Common Stock outstanding on March 15, 2001 was 70,245,820.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Specifically identified portions of the registrant's definitive proxy statement to be filed in connection with the registrant's 2001 annual meeting of stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

ITEM                    DESCRIPTION
----                    -----------
                                         PART I

Item 1                  Business....................................................    1
Item 2                  Properties..................................................   18
Item 3                  Legal Proceedings...........................................   18
Item 4                  Submission of Matters to a Vote of Security Holders.........   20

                                         PART II

Item 5                  Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................   21
Item 6                  Selected Financial Data and Supplementary Data..............   22
Item 7                  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................   26
                        Certain Factors That May Affect Future Operating Results....   36
Item 7A                 Quantitative and Qualitative Disclosures About Market
                          Risk......................................................   43
Item 8                  Financial Statements........................................   44
Item 9                  Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................   73

                                        PART III

Item 10                 Directors and Executive Officers of the Registrant..........   73
Item 11                 Executive Compensation......................................   73
Item 12                 Security Ownership of Certain Beneficial Owners and
                          Management................................................   73
Item 13                 Certain Relationships and Related Transactions..............   73

                                         PART IV

Item 14                 Exhibits, Financial Statement Schedules, and Reports on Form
                          8-K.......................................................   74

    This report on Form 10-K includes "forward-looking statements," including statements containing the words "believes", "anticipates", "expects", and words of similar import. All statements other than statements of historical fact included in this report including, without limitation, such statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere herein, regarding Prodigy or any of the transactions described herein, including the timing, financing, strategies and effects of such transactions and Prodigy's growth strategy and anticipated actual results to differ materially from expectations are disclosed in this report, including, without limitation, in conjunction with the forward-looking statements in this report and under the heading "Certain Factors That May Affect Future Operating Results" under Item 7.

    Prodigy, the Prodigy globe/orb logo and Prodigy Internet are registered trademarks, and "Are You A Prodigy?", the "Are You A Prodigy?" logo, "It's a tool for living", "Prodigy Classic", the Prodigy Internet logo, Prodigy Instant Messaging-TM-, Prodigy Message Manager and Prodigy MailLink are trademarks of Prodigy. All other brand or product names may be trademarks or registered trademarks of their respective owners.

PART I.

ITEM 1. BUSINESS

    Prodigy is a leading nationwide Internet service provider ("ISP") that provides fast and reliable Internet access and other Internet-based services. Prodigy's nationwide Internet service offering, customer base and well-recognized brand name have resulted in 2.8 million owned and managed subscribers as of December 31, 2000. Prodigy has nationwide brand recognition and customer acquisition not available to regional and local Internet service providers through its marketing and strategic relationship with SBC Communications ("SBC"), one of the world's largest telecommunications providers. Prodigy utilizes a nationwide network covering over 850 locations in all 50 states. This network allows approximately 90% of the United States population to access Prodigy's services with a local telephone call. Prodigy believes its scalable technology and business model allow it to grow cost-effectively without significant capital expenditures.

    In 2000, Prodigy saw consumer adoption of broadband Internet access, particularly digital subscriber line ("DSL") access, increase significantly because it allows users to access the Internet at speeds up to 50 times faster than a conventional dial-up connection. Faster connection speeds will allow users to access richer media content, including movies, audio, video clips and networked gaming. Prodigy introduced its Prodigy DSL access service in 2000. The service includes a DSL line as well as access to Prodigy's DSL homepage.

    Effective January 1, 2001, Prodigy entered into an exclusive relationship with SBC to provide Prodigy's DSL homepage and other services to SBC's DSL customers in the 13 states served by SBC. The new arrangement allows Prodigy to participate in the growth of the DSL marketplace without having to incur the costs of the DSL line, customer acquisition, customer care and billing. Jupiter research firm estimates there will be nearly 30 million broadband households (DSL will account for 12 million of these) by the end of 2001. With its relationship with SBC, Prodigy can grow its managed DSL subscriber base primarily through SBC channels.

    Prodigy enables subscribers to use the Internet for communications, information and entertainment. Prodigy users receive fast and reliable access to the Internet, Prodigy-branded and partner-branded content; email, Prodigy Instant Messaging-TM- and other communications tools; and many personalized member services, including personal Web pages and communities. Prodigy is expanding its Web-hosting and electronic commerce, transaction-based and communication services for business customers. Prodigy believes that its extensive experience in operating a large data center with electronic commerce and communication applications position it well for growth in these areas. Prodigy has introduced or is introducing various high-speed Internet offerings, including its first broadband homepage, as well as Internet-based services such as Web-based email, chat, personal Web pages, instant messaging, and bill payment services.

    Prodigy has been an online pioneer since its inception in 1984. Prodigy launched Prodigy Classic as the world's first consumer-focused online service in 1988. Prodigy Classic featured custom content, email and chat rooms, and was based on technologies owned by Prodigy. In October 1996, Prodigy launched Prodigy Internet, a service allowing consumers with any computer operating system to access the Internet. Prodigy Classic was discontinued in October 1999, when customers were transitioned to a new Prodigy homepage. Since the autumn of 1997, Prodigy has focused on expanding its subscriber base and introducing additional Internet-based services. Prodigy has also used outside companies for network coverage, customer support and content. Due to these initiatives, Prodigy has substantially reduced its fixed operating costs and has robust new channels for dial-up and managed DSL subscriber growth.

INDUSTRY BACKGROUND

    GROWTH OF THE INTERNET AND ELECTRONIC COMMERCE

    The Internet is a collection of computer networks that links millions of public and private computers to form the largest computer network in the world. It has become an important global communications medium, enabling millions of people to obtain and share information and conduct business electronically, and a critical tool for information and communications for many users. The Internet has grown rapidly in recent years, both in the number of Web users and Web sites. Many factors are driving the growth in the number of Web users and Web sites, including:

    - large and growing number of personal computers and other hand-held devices;

    - declining cost of computers and other devices;

    - advances in the performance and speed of personal computers and modems;

    - easier and alternative access to the Internet; and

    - increasing importance of the Internet for communications, information and commerce.

    EVOLUTION OF THE INTERNET SERVICES MARKETPLACE

    Today, the Internet services market consists primarily of Internet access. Access services include dial-up access and high-speed broadband access. The rapid development and growth of the Internet have resulted in a highly fragmented industry, consisting of several thousand Internet service providers in the United States, most of which operate as small, local businesses. The Internet services industry is already experiencing consolidation, which is expected to continue over the next few years.

    Internet service providers vary widely in geographic coverage, customer focus, and the nature and quality of services provided to subscribers. Few Internet service providers offer nationwide coverage, have a brand name with nationwide recognition, or can grow significantly without additional investment in infrastructure. Internet service providers may concentrate on specific types of customers that differ from the target markets of other Internet service providers. Services offered by Internet service providers can range from simple dial-up access to highly organized, personalized access coupled with value-added services. Prodigy believes that consumers generally focus on speed and reliability of access, ease of use, customer service and price as they evaluate an Internet service provider.

    Prodigy is seeing more consumers interested in high-speed broadband access that provides an "instantly on" Internet environment, where consumers can access their homepage, go to their favorite Web sites, send video files to family members, or download new music files--quickly and conveniently. Prodigy believes it will rapidly add managed DSL subscribers through its relationship with SBC.

THE PRODIGY SOLUTION

    Prodigy provides fast and reliable Internet access and other value-added Internet-based services. Prodigy intends to meet the rapidly changing needs of its customers by offering new products and additional Internet-based services as demand arises. Prodigy believes the following competitive strengths position it to meet this goal:

    NATIONWIDE BRAND NAME RECOGNITION: Since the introduction of its original service in 1988, Prodigy has established substantial nationwide brand recognition it believes offers a significant competitive advantage in attracting new subscribers. Prodigy and SBC, as the sales agent of Prodigy's services, use a variety of advertising, promotional and distribution channels to leverage their brand names. As part of their strategic marketing agreements, Prodigy co-brands its service with SBC's, one of the world's most recognized and admired telecommunications brands.

    NATIONWIDE CUSTOMER ACQUISITION CHANNELS: Prodigy has a variety of arrangements to acquire customers, including:

    - a relationship with SBC, including its family of companies that serve customers in 13 states (California, Nevada, Connecticut, Texas, Missouri, Arkansas, Oklahoma, Kansas, Illinois, Indiana, Ohio, Michigan and Wisconsin);

    - contract acquisition programs with selected major PC manufacturers;

    - bundling with PCs shipped by leading PC manufacturers;

    - a relationship with Microsoft that includes Prodigy software with every copy of Windows 98 and Windows 2000 for sale in retail channels and Prodigy's participation in Microsoft's Internet Referral Service Program;

    - Web-based marketing;

    - retail channels;

    - direct mail and telemarketing; and

    - television, radio, outdoor, online and print advertising.

    Prodigy believes many of these customer acquisition channels are not available to regional and local Internet service providers that lack a nationwide presence. For example, Prodigy is the exclusive ISP (dial-up and DSL) marketed and promoted by SBC. Prodigy software is included on PCs shipped by many leading PC manufacturers.

    SCALABLE BUSINESS MODEL: Prodigy has created a business and operating model that it believes can accommodate sustained subscriber growth cost-effectively without significant capital expenditures. Prodigy out-sources major capital and labor-intensive functions to companies that it believes can provide scalable and dependable network coverage, customer service and organized content. Under Prodigy's new agreement with SBC, SBC is responsible for networking, customer care, billing and customer acquisition costs for SBC's DSL and business dial-up customers. For Prodigy's dial-up Internet service, network usage and customer cost are variable and generally increase only as the subscriber base increases. In addition, Prodigy email, customer authentication and profiling systems have been developed in-house to support a large number of customers. Prodigy's existing data-hosting facilities have the capacity to support millions of additional subscribers.

    FAST AND RELIABLE SERVICE: Prodigy offers fast and reliable Internet connections. Prodigy Internet dial-up subscribers have direct Internet access at speeds of up to 56 kilobits per second. Prodigy DSL subscribers have access up to 1.5mbs downstream and 128kbps upstream. Prodigy's email capabilities are inherently reliable and stable with robust proprietary features to protect members from spam email, computer virus outbreaks and the ability to handle attachments in original formatting. Prodigy Everywhere-TM- allows users to utilize any computer with an Internet connection to connect to their Prodigy account and access email or personalized content. In 2000, Prodigy reported 99.9% network uptime, allowing customers to connect to the Internet and stay connected.

    NATIONWIDE NETWORK COVERAGE: The networks used to offer the Prodigy service cover over 850 locations in all 50 states, and Prodigy offers high-speed DSL access in 48 states. The networks can provide dial-up access, with a local telephone call, to approximately 90% of the households in the United States. Prodigy also offers network access via an 800 telephone number for $.10 per minute without an additional enrollment charge. Prodigy believes there is a significant competitive advantage to offering nationwide, dial-up Internet access capabilities to DSL subscribers when they travel away from their DSL connection. With Prodigy MailLink-TM-, Prodigy subscribers can access their Prodigy email and homepage from any computer with an Internet connection.

    SUPERIOR CUSTOMER EXPERIENCE: In addition to being easy to use and highly reliable, Prodigy believes Prodigy Internet offers a productive and rewarding customer experience. Prodigy's customer services include toll-free telephone support, various online support options and an online "members helping members" program. Prodigy manages a distributed call center policy over multiple outsourcing partners which distributes its customer service calls to significantly reduce call-waiting times. Prodigy accepts banner advertisements and sponsorships, but does not currently generate pop-up advertisements, which appear on smaller screens that automatically overlay the user's PC screen. Prodigy also offers a program that rewards subscribers for their loyalty with points that can be redeemed for gift certificates at selected retail stores.

BUSINESS STRATEGY

    Prodigy's objectives are to strengthen its position as a leading nationwide Internet service provider, to maintain its leadership as the ISP serving the largest number of DSL subscribers, and to expand the range of services it offers and markets it serves. Key elements of Prodigy's business strategy include:

    LEVERAGE STRONG BRAND NAME: Prodigy intends to increase its brand equity by promoting the Prodigy brand in marketing and advertising activities, as well as in co-branding opportunities with SBC within its 13-state region. SBC's family of operating companies, including Southwestern Bell, Pacific Bell, Nevada Bell, Ameritech, and Southern New England Telephone, has significant brand awareness and brand loyalty among customers.

    INTRODUCE NEW SERVICES: In 2000, Prodigy introduced new communications and entertainment tools, including Message Manager-TM-, Prodigy Everywhere-TM-, Prodigy Radio-Registered Trademark- powered by Windows Media-TM- Technology and Prodigy Media Player. Prodigy also introduced its high-speed access Prodigy DSL in 2000. Through its relationship with SBC and on its own, Prodigy acquired 425,000 billable and managed DSL customers in 2000.

    EVALUATE PARTNERSHIPS: Prodigy evaluates potential partnerships that offer new and different customer experiences and content for Prodigy subscribers. In 2000, Prodigy announced plans to partner with Varsity Television ("VTV"), the first and only online television network exclusively dedicated to real high school life. Prodigy provides Web hosting and technical support to VTV, and promotes VTV on the Prodigy homepage. VTV promotes Prodigy's high-speed DSL service on its site, and co-markets Web-based products for teens and high schools. Prodigy has exclusive rights to certain content available on myvtv.com. Prodigy also owns ten percent of VTV.

    EVALUATE ACQUISITION OPPORTUNITIES: Prodigy evaluates acquisition opportunities on an ongoing basis. At any given time, Prodigy may be engaged in discussions with respect to possible acquisitions or other business combinations. Prodigy may seek strategic acquisitions that can complement its current or planned business activities. The Internet services industry is expected to undergo substantial consolidation over the next few years, and Prodigy may also seek to acquire other Internet service providers as an additional means of customer acquisition or to enter into new markets.

PRODUCTS AND SERVICES

    PRODIGY INTERNET

    Prodigy offers Internet service, with dedicated homepages, for both dial-up and DSL customers. Prodigy is an open standards-based Internet access service, allowing consumers with any computer and/or operating system to access the Internet. The Prodigy service combines the depth and breadth of the Internet with the ease-of-use and clean, simple organization of a traditional online service. Prodigy users receive fast and reliable access to the Internet, Prodigy-branded and partner-branded content, and other Prodigy member services.

    The Prodigy dial-up service provides subscribers with, among other services:

    - direct Internet access;

    - multiple electronic mailboxes enabling subscribers to send and receive an unlimited number of text, graphics and multimedia messages;

    - SpamShield-TM---a powerful software program that blocks unsolicited junk email ("Spam-mail");

    - 6MB of space on the Prodigy service to host a personal web page or family photos;

    - Web-based email and financial portfolio services;

    - a personalized homepage for each subscriber which includes personalized news services through MSNBC, stock portfolios, weather through Accuweather, local TV listings and sports scores;

    - 24x7 live customer service and self-enlightening online member support, including help files, tutorials and help communities;

    - content generated by community members using communication tools such as chat, message boards, news groups, bulletin boards and personal Web pages;

    - access to online e-commerce retail brands for shopping and electronic bill payment; and

    - access to their personal email and "event" alerts (i.e. stock price changes, anniversary reminders, etc.) from their wireless phone, pager or PDA.

    Prodigy DSL offers subscribers all the listed services of the dial-up service offering, plus:

    - instant-on access;

    - unlimited usage for one price;

    - high-speed access up to 1.5mbs downstream;

    - modem, filters and splitters;

    - high quality audio and video media streaming in a high-speed optimized homepage environment;

    - personal computer firewall protection; and

    - a dial-up Internet access account so that users can use their Prodigy account when traveling or in the office.

    The Prodigy service is compatible with Internet standards and protocols, allowing use of industry-standard client/server software. Unlike some online services that use proprietary technologies, Prodigy Internet merges seamlessly with Web content and can be regularly updated to incorporate advances in Internet technologies such as new browsers, RealAudio players and security devices for electronic commerce. Prodigy is compatible with the Microsoft Internet Explorer and Netscape Navigator browsers on the Windows 98, Windows 95 and Windows 3.1 operating systems, and on Macintosh computers. Microsoft Internet Explorer is the primary browser shipped on disks that contain the Prodigy Internet software.

    The price plans for the Prodigy Internet service vary and are subject to change. Prodigy Internet's principal price plans currently are:

    - $19.95 per month for unlimited dial-up usage, with a 30-day money-back guarantee;

    - a discounted prepaid annual plan of $198 for one year of unlimited dial-up usage, equivalent to $16.50 per month;

    - $9.95 per month for three months of unlimited dial-up usage, and $19.95 per month thereafter;

    - $21.95 per month for unlimited dial-up usage plus five mailboxes; and

    - $49.95 for unlimited use DSL service outside of SBC's 13-state region.

    BUSINESS SERVICES

    In October 1999, Prodigy acquired BizOnThe.Net, a Web-hosting business, and combined it with Prodigy's existing Web-hosting business. The combined operation is called ProdigyBiz. The majority of the ProdigyBiz business is the sale of Web sites with standardized forms and artwork to customers. Prodigy also offers these Web-hosting customers e-commerce capabilities, which permit the customer to set up an online store to promote, sell, bill for and collect payments relating to its products and services. In October 2000, Prodigy ceased the outbound telemarketing efforts of ProdigyBiz.

    SPANISH-SPEAKING AND HISPANIC MARKET

    In April 1999, Prodigy launched Prodigy en Espanol, the first completely bilingual Spanish-English Internet access service offered nationwide in the United States. Prodigy en Espanol is tailored to meet the needs of the large and growing Hispanic community in the United States.

    As of December 31, 2000, Prodigy managed approximately 572,000 Prodigy Internet de Telmex subscribers. Telmex is the leading provider of local and long-distance telephone services in Mexico, and is the principal full-service telecommunications provider in Mexico. Telmex owns the nationwide network of local telephone lines and the principal public long-distance telephone transmission facilities in Mexico, and has built a nationwide data transmission network. Carso Global Telecom currently controls Telmex. Carso Global Telecom and Telmex are among Prodigy's principal shareholders.

    ELECTRONIC COMMERCE

    Prodigy was a pioneer in electronic commerce through its establishment of standards and creation of applications that facilitated online shopping and transacting such as online banking and securities trading. Prodigy currently has the capability to provide the fundamental elements of electronic commerce-- Web-hosting, hosting of intranets/extranets and high-speed dial-up access using fast modems to send and to receive information to and from the Internet. Prodigy's strategy is to provide its customers with a bundle of products and services containing everything needed to access the Web and to set up online stores to promote, sell, bill for and collect payments relating to its products and services.

    BROADBAND/DSL SERVICES

    Prodigy's broadband strategy is designed to provide customers with a suite of Internet access and other Internet-based services in conjunction with selected technology and marketing partners. Prodigy has entered into agreements with Verizon and Covad Communications for the provisioning of DSL services in states outside of the 13 state region served by SBC.

    Effective January 1, 2001, Prodigy agreed to provide wholesale DSL services to SBC to allow SBC to provide DSL services to SBC's customers. Under this arrangement, SBC pays Prodigy a monthly fee per subscriber ($5 per subscriber per month in 2001) and SBC is responsible for the costs of customer acquisition, DSL lines, billing and customer care and networking. The new agreement will last until December 31, 2009 during which SBC has guaranteed that it will pay Prodigy fees to serve a minimum of 3.75 million DSL customers. See "SBC Transaction" below.

CUSTOMER ACQUISITION AND MARKETING

    Prodigy uses a variety of methods to acquire customers. Prodigy believes that the strong national brand recognition of the Prodigy name (together with SBC's brand names), and the nationwide network used by Prodigy, provide it with access to customer acquisition methods not available to local and regional Internet service providers.

    The Prodigy Internet dial-up service is marketed through a variety of media outlets, including television, radio and outdoor advertising, and, effective January 1, 2001, in SBC's Internet advertising. The target audiences for Prodigy Internet are:

    - purchasers of new desktop consumer PCs;

    - existing subscribers to online services who may be interested in moving to an Internet service provider;

    - existing Internet service subscribers who are dissatisfied with their current service or attracted to the performance and features of Prodigy Internet; and

    - SBC telephone subscribers.

    Prodigy's marketing efforts position the Prodigy dial-up service as the correct Internet choice and as a tool for communications, information and entertainment. Prodigy's marketing themes emphasize that the Prodigy Internet service is superior in terms of:

    - availability and reliability;

    - speed of both dial-up and DSL services;

    - technology--a network architecture that places asynchronous transfer mode switching devices at local phone access sites instead of backhauling the data to a central location;

    - product features, email capabilities (including email attachments), instant messaging and personal web pages; and

    - individualization of content, news and products.

PRODIGY'S CUSTOMER ACQUISITION CHANNELS INCLUDE THE FOLLOWING:

    SBC RELATIONSHIP: On May 31, 2000, Prodigy and SBC consummated a strategic relationship in which SBC acquired an approximate 43% indirect interest in Prodigy and Prodigy became the exclusive retail Internet service marketed by SBC to consumers and small businesses in the United States. See "SBC Transaction" below.

    Effective January 1, 2001, Prodigy and SBC announced revised marketing agreements, which extend the original marketing relationship from 3 to 9 years (through 2009). Under these agreements, SBC has agreed to provide the following minimum number of DSL and dial-up customers:

                                                    DSL SUBSCRIBER   DIAL-UP SUBSCRIBER
PERIOD                                                COMMITMENT         COMMITMENT
------                                              --------------   ------------------
January 1, 2001 to December 31, 2001..............       700,000           100,000
January 1, 2002 to December 31, 2002..............       650,000            75,000
January 1, 2003 to December 31, 2003..............       600,000            50,000
January 1, 2004 to December 31, 2004..............       500,000            25,000
January 1, 2005 to December 31, 2005..............       500,000            25,000
January 1, 2006 to December 31, 2006..............       400,000            25,000
January 1, 2007 to December 31, 2007..............       200,000            25,000
January 1, 2008 to December 31, 2008..............       100,000            25,000
January 1, 2009 to December 31, 2009..............       100,000            25,000
                                                       ---------           -------
    TOTAL.........................................     3,750,000           375,000
                                                       =========           =======

    CONTRACT ACQUISITION PROGRAMS: Prodigy previously had relationships with selected major PC retailers that enabled the retailers to offer incentives to consumers who purchased new PCs. Under these agreements, Prodigy made a payment to the retailer in exchange for the retailer enrolling a customer onto Prodigy and obtaining a signed contractual commitment from the customer to a term subscription to Prodigy. These payments range up to $400 for a term subscription of up to three years. During 2000, Prodigy phased out these agreements due to their high upfront costs as well as the difficulty Prodigy encountered in financing the underlying subscriber contracts on favorable terms.

    PC BUNDLING: The Prodigy service is bundled with PCs under arrangements where Prodigy pays a negotiated fee to the PC manufacturer only if a subscriber enrolls from the PC and continues as a service customer beyond an introductory period. PC bundling is attractive to Prodigy because the supplier bears the distribution cost and bundling reaches many more potential subscribers than through most other acquisition channels. The Prodigy Internet software is currently pre-loaded on selected PC models shipped by Hewlett Packard and Sony.

    MICROSOFT RELATIONSHIP: Microsoft includes the Prodigy service in the online services folder of every copy of the Windows 98 shipped by Microsoft for sale in retail channels or for loading on new PCs. Prodigy Internet, Microsoft Network, AOL/Time Warner, CompuServe and AT&T WorldNet are the only services in the online services folders of Windows 98. Microsoft also includes Prodigy in Microsoft's Internet service providers Internet Referral Service Program. Prodigy believes that these arrangements enhance Prodigy's nationwide brand presence.

    WEB-BASED: Prodigy maintains a Web site--www.Prodigy.com--that provides Internet users with the opportunity to learn about and enroll in the Prodigy service. Prodigy believes its advertising and other programs help target consumers interested in switching providers.

    DIRECT: Prodigy pursues targeted audiences in its direct mailing and telemarketing efforts. Prodigy targets its direct mail to highly qualified prospects such as known Internet users and new PC purchasers. Prodigy's inbound telemarketing program fulfills customer orders, 24 hours a day, 7 days a week, 365 days a year, via toll-free telephone numbers--1-800-PRODIGY and 1-888-PRODIGY--that it promotes widely. Prodigy's outbound telemarketing programs focus on the reacquisition of recently disconnected members and highly qualified prospects. Prodigy outsources its telemarketing services. Prodigy maintains an online, member-assisted referral program in which existing subscribers receive cash payments for signing up new members.

CUSTOMER SERVICE

    Prodigy designs its customer service programs to increase member satisfaction and retention, while controlling costs by combining outsourcing with in-house services. Prodigy believes that its customer service programs, coupled with a new-release strategy that is sensitive to the concerns of existing members and responsive to market trends, have positioned Prodigy to provide customer support that is cost-effective, and that it can expand to accommodate future growth. SBC is responsible for providing customer service to its DSL subscribers. Prodigy provides the following customer services to its dial-up subscribers:

    TELEPHONE SUPPORT: Prodigy outsources its telephone support for initial questions from users to various vendors. Telephone technical support is toll-free and available 24 hours per day, 365 days per year. Customers are assisted with Prodigy software installation, enrollment questions, account management concerns, service access problems, and disconnect requests. Prodigy can direct customer calls between vendors on short notice, which Prodigy believes creates a competitive environment between vendors, resulting in enhanced quality, performance and pricing. Geographic distribution of all centers allows for uninterrupted service in the event of regional disasters. Administrative and billing support is available weekdays, from 9:00 a.m. to 9:00 p.m., Eastern Time.

    IN-HOUSE CUSTOMER SUPPORT AND SYSTEMS: Prodigy maintains an online member services area that provides a variety of support options to all members, including real-time chat, instant messaging, news groups, message boards and email. Prodigy has integrated comprehensive help, tutorials, advisories, frequently asked questions and tips online. Prodigy also has an online "members helping members" program, in which selected subscribers receive nominal monthly compensation in exchange for providing personalized responses to members posting inquiries on news groups, message boards and chat. Prodigy's customer service organization monitors customer service vendor performance with quantitative metrics such as average wait time, first call resolution rate and abandon rate, and qualitative controls such as call-monitoring. Prodigy also has technically trained customer service representatives to call subscribers with unresolved problems.

    Prodigy maintains detailed customer records, and documents each customer support request in a problem-tracking system. This system allows recurring problems to be identified and escalated for resolution. Prodigy maintains a Web-based database that is accessible by all vendor and employee customer service representatives on a real-time basis. This database helps ensure accurate and consistent delivery of customer service regardless of where the contact is handled.

    BILLING: Prodigy relies on several third-party providers for billing services. Prodigy outsources the majority of subscriber access billing to CSG Systems. CSG System's billing system is highly customized and flexible, supports prompt pricing changes and provides credit card and paper invoice billing, transaction processing and check handling services. Although Prodigy bills a substantial majority of its current access subscribers through pre-authorized credit card charges, a small percentage of customers elect to receive charges on a Prodigy-branded bill page rendered by their local exchange carrier (LEC). Currently, Prodigy offers phone billing for subscriber access charges in select areas only through billing service agreements with SBC affiliates Southwestern Bell, Pacific Bell, Nevada Bell and Ameritech.

TECHNOLOGY

    Prodigy has been a technology pioneer in the online industry since its formation in 1984, and introduced many concepts that would later be adopted for the Web. Continuing this pioneering heritage in the Internet industry, the Prodigy service utilizes a standards-based, proprietary service provider platform and mail-server developed by Prodigy.

    SERVICE PROVIDER PLATFORM: The service provider platform is a suite of functions that creates the infrastructure of a large-scale Internet service provider. Capabilities include customer profile management, access control, authentication, billing and customer care interfaces, and other functions necessary to offer large-scale Internet services. The service provider platform is scalable to millions of subscribers. It is compatible with industry standard products such as Microsoft and Netscape, Apache Web servers and Oracle databases. The service provider platform also interfaces effectively with Prodigy's mail server. The platform is built to open standards to enable the use of applications from other suppliers.

    PORTAL: Prodigy's highly scalable Web platform allows the company to deliver a personalized Internet experience, which is based on member preference and geographical data. It is also compatible with various content feeds. Personalization is based on member preference and geographical data. Prodigy was one of the first ISPs to offer a DSL homepage.

    INSTANT MESSAGE/CHAT: Prodigy has partnered with and invested in Odigo, a New York based instant messaging firm to provide real time messaging between members of Prodigy and among the 3.5 million users of Odigo's service worldwide. Prodigy additionally offers access to Internet Relay Chat, an Internet-standards based application, that allows members to communicate through chat rooms with other Internet users worldwide.

    COMMUNITY PLATFORM: Prodigy offers various tools and systems that enable and promote communities on the Prodigy Internet service, including a bulletin board platform and an email list platform. The email list platform is capable of supporting custom domains and delegated administration, making it possible for Prodigy to leverage it not only for communities but also for its small business Web-hosting accounts.

    ALERTS: Prodigy provides a real-time notification system that is capable of alerting Prodigy members to various events of interest such as arrival of certain emails, stock and Usenet alerts. The system is highly scalable and extensible to various content and alert feeds.

    WEB-HOSTING PLATFORM: Prodigy's Web-hosting platform is a highly scalable and functional system for hosting small business Web sites. The system is compatible with e-commerce applications and various Web publishing tools. The system also provides small business users with custom email domains and mailboxes, as well as 56 kilobits dial-up capabilities.

    MAIL SERVER: Prodigy Internet uses a scalable, reliable Internet mail server. The mail server draws on the fault-tolerance and scalability provided by the underlying Oracle database to offer flexibility, ease of operation and scalability. Prodigy's mail server supports standard Internet protocols. The mail system also provides:

    - TOOLS FOR ADMINISTRATORS: Welcome messages; bulk mailers, quota controls by realm, domain, household, small business or individual account; tools to manage spam-mail; and operational scripts and tools;

    - TOOLS FOR USERS: User-configured filters for prioritization and spam-mail removal. Messages can contain any number of attachments through technology that allows the user to send and receive graphics, audio and video files via the Internet, up to a size limitation of 10 megabytes per mailbox. The mail system delivers messages without promotional tag lines;

    - FEATURES FOR BUSINESS CUSTOMERS: Support for multiple domains, which enables Prodigy Internet to operate multiple Internet services under different brands on the same system base and an off-site administrator to control enterprise mailboxes;

    - CONFIGURATION AND PROVISIONING INTERFACES: The system supports a standard administrative interface that provides configuration and control of the mail system from external systems or via a hypertext markup language screen. Standard application programming interfaces the system to external databases for user authentication and mailbox provisioning; and

    - SCALING ABILITY: The system is designed to scale to millions of mailboxes with an architecture that supports hardware and data redundancy.

NETWORK AND RELATED INFRASTRUCTURE

    Subscribers access Prodigy's services by connecting to a network with their PCs using local, toll-free or long-distance telephone service. The network connects subscribers' PCs to the Internet and to Prodigy's hosting servers. The hosting servers store some of the data accessed during subscriber sessions. Network connections are made through communications hardware such as telephone lines, routers, switches and modems. These direct data and enable communication among a variety of computer operating systems. The network used for the Prodigy Internet service is built to Internet standards.

    NETWORK ARCHITECTURE

    The network infrastructure used by Prodigy consists of three primary tiers: local phone access sites; a middle tier, which connects local phone access sites to regional hubs; and a backbone tier, which connects the regional hubs to the Internet or Prodigy's data-hosting center. The network includes over 2,300 local access sites nationwide and has the capability to provide dial-up access, with a local telephone call, to approximately 90% of the households in the United States. Prodigy also offers access via an 800-telephone number for $.10 per minute without an additional enrollment charge. Local phone access sites currently provide 56 kilobits access to Prodigy Internet subscribers having modems of that speed. All of the local phone access that provide 56 kilobits access are v.90 supported. Prodigy is investigating the use of v.92 standards with its network providers.

    DATA-HOSTING CENTER

    Prodigy's data-hosting center, located in Yorktown Heights, New York, houses approximately 400 high-capacity servers to store content and other data. The data center contains a mainframe complex that supports business support systems such as subscriber session accounting and reporting and high-capacity servers for customer service support systems and business accounting. Prodigy's data center hosts a variety of applications that are scalable to millions of users. The use of standard interfaces allows integration of products offered by a broad spectrum of vendors including IBM, Microsoft and Netscape. Supported operating system platforms include UNIX/AIX, Linux, Windows-Registered Trademark- 2000, Windows-Registered Trademark- NT and OS/390, and installed database products include Oracle DB2, SQL and MySQL.

    Prodigy has equipped its data-hosting center with triple redundant power systems, and housed it in a climate and humidity controlled environment. Prodigy has installed both battery and diesel power backup systems to preclude outages. All production host systems have backup processors or are designed to be fault-tolerant, and all critical data is backed up to tape daily. Prodigy physically secures facilities and data by incrementally restrictive card key locks. Built-in operating system security features provide logical data security. The facility uses firewall technology to protect critical systems. Prodigy has installed servers that are open directly to the Internet on a separate network. In addition, the facility uses anti-hacking measures.

    RELIABILITY AND AVAILABILITY

    Reliability and availability measurements are key objectives of Prodigy's network and hosting configurations. Prodigy accumulates and analyzes statistics on each access line, 24x7. Lines exhibiting quality problems are removed from the Prodigy phone directory and referred for repair. When possible, Prodigy provides alternate lines from other network providers. Prodigy provides its customers with a "real-time" status Web site to view line availability measurements. In addition, Prodigy has integrated Visual Networks IP Insight product into the Prodigy Internet software, allowing Prodigy to gather data on the actual connection experiences of subscribers who have agreed to have their connection experience measured. Prodigy's NOC (Network Operations Center) reports problem sites to the network providers for action, 24x7.

    At Prodigy's data-hosting center, Prodigy operates a 24x7, 365-day control center. Where feasible, Prodigy has redundant computer systems/servers and subsystems as well as redundant environmental systems to provide diversity. The data-hosting center connects to the backbone via diversely routed, multi-vendor OCx lines.

    NETWORK PROVIDERS

    Prodigy outsources its consumer dial-up network functions to McLeodUSA, Navinet, SBC and AT&T, among others. In addition, Prodigy uses these vendors and others to act as global service providers, where applicable, and backbone providers which allow Prodigy customers located in Texas, California, Nevada, Missouri, Kansas, Arkansas, Oklahoma, Illinois, Wisconsin, Michigan, Connecticut, Ohio and Indiana to make an interLATA connection to the Internet.

    McLeodUSA is Prodigy's primary provider of network services. McLeodUSA provides dial-up network access in all locations in which Prodigy provided dial-up service as of June 30, 1997. Prodigy may require additional sites to be added if it meets designated coverage and usage parameters. McLeodUSA may also provide access to the network to other customers. McLeodUSA is required to provide a backbone network based on technology, and is required to support transmission via Serial Line Internet Protocol, Point-to-Point Protocol and TCP/IP.

    McLeodUSA is required to meet specified service levels. McLeodUSA's failure to meet the specified service level objectives will result in financial penalties. If McLeodUSA fails to meet specified service levels for an extended period, Prodigy may terminate the agreement. In addition, if there is a system-wide failure, Prodigy has the right to terminate the agreement or assume responsibility for operating the network at McLeodUSA's expense. McLeodUSA charges Prodigy a fee per hour of usage by Prodigy's subscribers.

    Prodigy's agreement with McLeodUSA, as amended, will expire as of December 31, 2002, and is subject to automatic renewal for successive one-year terms unless terminated by either party on 12 months' notice. Until termination of the agreement, Prodigy has agreed that McLeodUSA will be Prodigy's primary provider of network services. During this period, Prodigy must give McLeodUSA advance notice of, and the opportunity to discuss with Prodigy, any forms of service access, other than network access, that Prodigy wishes to pursue in the United States.

COMPETITION

    The industry in which Prodigy competes is intensely competitive and includes many significant participants, including:

    - Internet service providers, including fee-based and free service providers;

    - proprietary online service providers;

    - ultra high-speed service providers;

    - major international telecommunications companies;

    - wireless communications companies;

    - Internet-search services; and

    - various other telecommunications companies.

    There are several thousand Internet service providers in the United States, most of which operate small, local businesses. Additional regional telephone operating companies, long-distance carriers and cable companies may also enter the market. Internet-search service companies and major telecommunications companies have established various partnering arrangements, which could result in increased competition for Prodigy. Moreover, Prodigy faces competition from companies that provide broadband connections to households, including local and long-distance telephone companies, cable television companies and electric utility companies. Broadband technologies offer significantly faster Internet access than conventional modems, and the above-listed companies could include Internet access in their basic service packages, could offer access for a nominal additional charge, or could prevent Prodigy from delivering Internet access through the cable or wire connections that they own. Some competitors, such as NetZero, offer free Internet access services.

    Among the larger providers of Internet service are EarthLink, Microsoft Network, AT&T WorldNet, MCI Internet, IBM Internet Connection, PSINet, and Concentric Network Corporation. Microsoft's ownership of the dominant PC operating system and the Microsoft Internet Explorer browser may give Microsoft Network certain competitive advantages, including distribution and marketing synergies. Prodigy also competes with AOL/Time Warner, which offers the AOL/Time Warner and CompuServe proprietary online services over closed networks and Internet access.

    Prodigy believes that the principal competitive factors in the Internet service provider industry are speed and reliability of access, superior email and attachment capability, ease of use, brand name recognition, network coverage, customer service and price. Prodigy believes that it competes effectively on the basis of these factors.

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

    The Federal Child Online Protection Act, enacted in October 1998, creates criminal penalties for content on the Internet that may be deemed harmful to minors. Prodigy has not changed any of its plans or policies as a result of this statute, and does not believe its current plans or policies violate this statute. In February 1999, a federal judge enjoined this statute. The Department of Justice appealed the decision and on June 22, 2000, the Third Circuit Court of Appeals upheld the trial court's decision to enjoin the statute. The Department of Justice filed its petition for certiorari with the United States Supreme Court on February 13, 2001 and opposition responses are due on April 16, 2001.

    The Federal Children's Online Privacy Act, also enacted in October 1998, will regulate the collection of personal information from children by commercial Web site operators. Prodigy believes its plans and policies will enable it to comply with the statute. There also are laws that make it illegal to traffic in obscene or child pornographic materials, including by a computer.

    In addition, the applicability to Prodigy of existing laws governing issues such as intellectual property ownership, defamation, access to the Internet for the disabled and personal privacy is uncertain. Courts have indicated that online service providers and Internet service providers could be held responsible for the publication of defamatory material or for failure to prevent the distribution of material that infringes copyrights. The Digital Millennium Copyright Act, however, limits Prodigy's liability for certain types of copyright infringement in the United States so long as Prodigy has no actual knowledge of infringement. This act contains various compliance requirements and Prodigy believes it has satisfied those requirements. The applicability to Prodigy of international laws and regulations governing the Internet, however, is uncertain.

    Prodigy does not edit or otherwise monitor the content accessed by subscribers to Prodigy. However, Prodigy blocks access to news groups that carry child pornography.

    In March 1997, Prodigy entered into a consent order with the Federal Trade Commission, which became effective in March 1998, regarding use of the word "free" and similar words in advertising, disclosure of the financial terms and conditions of services, including method of cancellation, practices with respect to electronic funds transfers and related matters. The consent order has a duration of 20 years, and imposes various record-keeping requirements. Prodigy believes that it is in compliance with the consent order, and that its continuing compliance with the order will not have a negative effect on Prodigy. AOL/Time Warner is subject to a similar consent order that governs its marketing of services under both the AOL/Time Warner and CompuServe brands.

    In connection with the acquisition of BizOnThe.Net from U.S. Republic, Prodigy became subject to an agreement between U.S. Republic and the Federal Trade Commission that became final through a court order in November 1999. The agreement requires full disclosure of "free" trial offers and cancellation obligations, the verification of direct-to-phone-bill orders, clear communication of the submission process, and probable placement of customer Web sites on search engines, and various record-keeping requirements. Prodigy believes that it is in compliance with the agreement, and that its continuing compliance will not negatively affect Prodigy's business.

PROPRIETARY RIGHTS

    Prodigy owns a variety of trademarks, including
"Prodigy-Registered Trademark-", the Prodigy globe/orb logo, the Prodigy Internet logo, "Prodigy Internet", "Are You a Prodigy?", "Prodigy MailLink-TM-" and others, many of which are the subject of existing or pending registrations in the United States and various foreign countries. Prodigy also owns other intellectual property rights, including proprietary software used in its business. Prodigy protects its proprietary technology through copyright and trade secrets laws, employee and third party confidentiality agreements, and other methods.

    Prodigy and IBM have licensed each other's entire patent portfolios existing as of June 17, 1996 and all additional patents issued with respect to patent applications filed prior to June 1, 1999. Until June 17, 2001, Prodigy is required to grant IBM most-favored-nation status with respect to Prodigy's software that it makes generally available to the public, meaning IBM can obtain the software on terms no less favorable than any other company.

EMPLOYEES

    At February 28, 2001, Prodigy had 455 full-time employees, of whom 87 were in sales and marketing; 198 were in technology and product development; 68 were in customer service; and 102 were in management, finance and administration. As necessary, Prodigy supplements its regular employees with temporary and contract personnel, which totaled 97 persons at February 28, 2001.

    None of Prodigy's employees is represented by a labor union. Prodigy believes that its employee relations are good.

SBC TRANSACTION

    ESTABLISHMENT OF STRATEGIC RELATIONSHIP WITH SBC. In May 2000, Prodigy and SBC established a strategic relationship in which:

    - SBC acquired an initial indirect interest in Prodigy of approximately 43%;

    - Prodigy became the exclusive retail Internet service marketed by SBC to consumers and small businesses in the United States;

    - SBC committed to obtain 1,200,000 additional Internet subscribers for Prodigy over a three-year period;

    - Prodigy agreed to pay SBC a fee for each subscriber obtained for it by SBC; and

    - SBC became Prodigy's exclusive provider of various telecommunications services.

    As a result of the SBC transaction:

    - Prodigy became a holding company;

    - Prodigy's sole assets consist of its interest in the operating partnership described below and rights under stock-related agreements and plans; and

    - Prodigy became an affiliate of SBC and became subject to the restrictions imposed on affiliates of Bell operating companies under the federal Communications Act.

    FORMATION AND OWNERSHIP OF OPERATING PARTNERSHIP. In connection with the establishment of the strategic relationship between Prodigy and SBC:

    - Prodigy contributed substantially all of its assets and liabilities and transferred its employees to a new limited partnership, called the operating partnership, that was formed to own and operate Prodigy's business;

    - SBC contributed to the operating partnership routers, servers and associated hardware selected by Prodigy and used in connection with SBC's consumer and small business Internet operations;

    - SBC also contributed to the operating partnership intangible assets consisting primarily of royalty-free licenses to use SBC's trademarks in connection with the marketing and operation of the Prodigy Internet service;

    - Prodigy received an initial interest in the operating partnership of approximately 57%; and

    - SBC received an initial interest in the operating partnership of approximately 43%.

    SBC has the right to exchange its units in the operating partnership for shares of Class A common stock. SBC is permitted to transfer its units to any person as long as the transferee agrees to comply with the operating partnership's limited partnership agreement. In order to give SBC the flexibility to combine its voting interest in Prodigy and its economic interest in the operating partnership, SBC has the right to approve a merger of the operating partnership into Prodigy by a vote of at least 75% of Class B common stock without a vote of the holders of Class A common stock.

    Upon the issuance of units in the operating partnership and Class B common stock to SBC, the number of units owned by Prodigy equaled the number of shares of then outstanding Class A common stock. The partnership agreement requires that each time Prodigy issues shares of Class A common stock the operating partnership must issue an equal number of units to Prodigy in exchange for the net proceeds received by Prodigy from the issuance of Class A common stock. As a result, Prodigy can increase its percentage ownership of the operating partnership by issuing additional Class A common stock, although unanimous approval of Prodigy's executive steering committee, including the members appointed by SBC, is required for Prodigy to issue additional Class A common stock. The number of units owned by Prodigy is intended to equal the number of shares of outstanding Class A common stock at all times. As of March 1, 2001, Prodigy owned 70,245,820 units in the operating partnership (57.5%) and SBC owned 51,843,631 units in the operating partnership (42.5%).

    CORPORATE GOVERNANCE. As part of its strategic relationship with SBC, Prodigy amended its certificate of incorporation and by-laws to implement the following corporate governance arrangements:

    - SBC has the right to appoint three Prodigy directors;

    - Prodigy's other directors are elected by all stockholders, voting together as one class;

    - Prodigy's board established an executive steering committee, which must approve all major corporate actions prior to being submitted to the board for consideration; and

    - SBC has the right to appoint two members of the executive steering committee and Carso Global Telecom and Telmex have the right to appoint the other two members of the executive steering committee.

    Pursuant to a voting agreement, SBC has agreed to vote in favor of the election of three nominees to the Prodigy board of directors designated by Carso Global Telecom and Telmex.

    EXECUTIVE STEERING COMMITTEE. The executive steering committee consists of four members, two of whom are selected by the directors elected by SBC and two of whom are selected by the Class A directors designated by Telmex and Carso Global Telecom. The purpose of the executive steering committee is to evaluate all major corporate actions of Prodigy, the operating partnership and any other subsidiary of Prodigy, such as mergers, acquisitions and capital expenditures or borrowings in excess of $20,000,000. Major corporate actions require the unanimous approval of the executive steering committee prior to being submitted of the board of directors of Prodigy for its approval.

    STRATEGIC AND MARKETING AGREEMENT WITH SBC. In order to implement their strategic relationship, Prodigy and SBC entered into a strategic and marketing agreement. In January 2001, Prodigy and SBC amended and restated the strategic marketing agreement as follows:

    - SBC and its affiliates agreed to act as sales representatives to market the Prodigy Internet service to residential dial-up subscribers in the United States and agreed not to market the service of any other Internet service provider to residential dial-up subscribers until December 31, 2009, subject to the exceptions described below, although SBC and its affiliates may market their own Internet products and services to residential dial-up subscribers;

    - SBC and its affiliates agreed to purchase the Prodigy Internet service for resale to DSL and business dial-up subscribers and agreed not to market the service of any other Internet service provider to DSL and business dial-up subscribers until December 31, 2009, subject to the exceptions described below;

    - for residential dial-up subscribers, the Prodigy Internet service will be primarily branded by Prodigy, and Prodigy will provide customer service and bill such subscribers; and

    - for business dial-up and DSL subscribers, the Prodigy Internet service will be co-branded by Prodigy and SBC, and SBC and its affiliates will provide customer service and bill such subscribers.

    SBC's obligations are subject to the exceptions that SBC and its affiliates may:

    - take action to preserve and retain legacy subscribers;

    - co-brand with a competitive retail Internet service provider products or services offered by SBC or its affiliates;

    - enter into agreements with competitive retail Internet service providers to provide DSL services in conjunction with the products or services offered by SBC or its affiliates;

    - list competitive retail Internet service providers on their web sites or in their products as long as they are not more prominent or otherwise treated more favorably than the Prodigy Internet service;

    - provide any individual products and services constituting retail Internet service provider services to a competitor whose products and services are branded under the competitor's marks in bundles so long as such bundles do not constitute a retail Internet service provider service;

    - sell and supply advertising and e-commerce through any medium; and

    - market any device not manufactured by or exclusively for SBC or its affiliates which includes a competitive retail Internet service so long as such marketing efforts are not predominately concentrated on the use of the retail Internet service or product.

    Prodigy agreed to pay SBC a fee of $35 for each of the first 50,000 residential dial-up subscribers procured by SBC in any calendar year; a fee of $40 for each of the next 50,000 subscribers procured in any calendar year; and a fee of $50 for each subscriber in excess of 100,000 procured in any calendar year. All fees are to be paid over a three-year period with the next installment due on October 15, 2001 and subject to interest at the rate of 12% per annum.

    SBC, and in certain instances its affiliates, agreed to:

    - procure for Prodigy a minimum of 3,750,000 DSL subscribers and 375,000 dial-up subscribers over the nine-year period beginning on January 1, 2001 and to pay Prodigy a penalty for a shortfall in either class of subscribers in any one year period--the penalty for each subscriber below the committed level is equal to six times the wholesale price for such service, although an excess of subscribers in one class in a given year may be used to offset the penalty caused by a shortfall of subscribers in another year;

    - pay Prodigy for the resold Prodigy Internet service a wholesale monthly price of $5.00 for each DSL subscriber until December 31, 2003 and $4.00 for each DSL subscriber thereafter until December 31, 2009, except that if the number of DSL subscribers procured by SBC during the three-year period ending on December 31, 2003 is less than 3,500,000, then the wholesale monthly price for each DSL subscriber shall remain at $5.00, unless SBC and its affiliates shall have procured in excess of 3,000,000 DSL subscribers in which case the wholesale monthly price shall be $4.50;

    - pay Prodigy for the resold Prodigy Internet service a wholesale monthly price of $9.00 for each dial-up business subscriber; for the first 100,000 dial-up business subscribers and the applicable DSL wholesale price for all dial-up business subscribers in excess of 100,000;

    - pay Prodigy a fee of $75 for each DSL subscriber Prodigy procures for SBC and its affiliates and $10 for each long distance customer Prodigy procures for SBC and its affiliates;

    - include Prodigy's name and logo in any advertising where the SBC product or service includes the Prodigy Internet service;

    - forgive approximately $23,000,000 in fees for DSL and business dial-up subscribers incurred by Prodigy during the period from May 31, 2000 to December 31, 2000;

    - forgive $5,000,000 of charges owed by FlashNet Communications, Inc., which was acquired by Prodigy on May 31, 2000;

    - transfer all of the subscribers of Oklahoma Internet Online to Prodigy without charge;

    - appoint Prodigy as a sales agent for Sterling Commerce's web site on mutually agreeable terms; and

    - appoint Prodigy as the preferred provider of email services to SBC and its affiliates.

    Prodigy agreed to:

    - appoint SBC and its affiliates as Prodigy's preferred provider of DSL network services wherever such services are offered by SBC and its affiliates;

    - appoint SBC as Prodigy's exclusive network provider so long as SBC offers its network services to Prodigy at the most favorable rates that it offers such services to other similar purchasers and so long as SBC's terms are competitive with those offered by other providers;

    - grant SBC the exclusive right to market its long-distance phone service, local phone service, wireless phone services, paging services and related calling services to Prodigy's subscribers, so long as SBC's terms are competitive with those offered by other providers;

    - grant SBC the exclusive right to provide telecommunications, advertising, telecommunications e-commerce and Internet telephony applications in conjunction with the Prodigy Internet service to Prodigy's subscribers, so long as SBC's terms are competitive with those offered by other providers; and

    - appoint SBC as the exclusive provider of electronic yellow and white pages and city guides to Prodigy's subscribers, so long as SBC's terms are competitive with those offered by other providers.

    SBC's exclusive rights described in the four preceding bullet points are subject to Prodigy's pre-existing agreements with other providers. When these pre-existing agreements terminate, SBC's exclusive rights described above will apply.

    These arrangements may be terminated before December 31, 2009 by SBC if the Prodigy Internet service fails to meet specified standards relating to nonsubscriber revenue or performance or if any designated competitor acquires 15% or more of Prodigy, or by either party if the other party breaches the agreement. For one year after December 31, 2009 or one year after termination if the agreement is terminated by Prodigy on account of SBC's breach or by SBC for one of the reasons described in the preceding sentence, SBC and its affiliates will not market on a stand-alone basis any other retail Internet service provider in the United States.

ITEM 2. PROPERTIES

    Prodigy's corporate headquarters occupy 112,000 square feet of office space in Austin, Texas. An SBC affiliate has signed a seven-year lease for this space expiring in March 2008. The current annual base rent is $3,200,000. $9.00 per square foot of estimated operating expenses is built into the base rent. Taxes, or building costs, which exceed this base are shared pro-rata with the property. Prodigy subleases this space from the SBC affiliate on the same economic terms.

    Prodigy also leases approximately 20,000 square feet of office space in Stafford, Texas, under a lease expiring on September 14, 2003. The current annual base rent is $308,000. Approximately 3,900 square feet of this space has been subleased with the remainder of the space available for sublease. Current obligation on this space is $686,985.

    Prodigy leases 97,000 square feet of office space in White Plains, New York, where its corporate headquarters were located until November 2000. The lease expires December 31, 2004. The current annual base rent is $2,330,000, and Prodigy is required to pay an allocated portion of taxes and operating expenses. Prodigy has established a letter of credit in the initial amount of $3,930,000 to secure the rent payments. Prodigy is attempting to sublease its White Plains facility.

    Prodigy also leases 80,000 square feet in Yorktown Heights, New York. The lease expires February 28, 2007, with two 5-year renewal options in Prodigy's favor. The current annual base rent is $800,000, and Prodigy is required to pay associated taxes and operating expenses. Prodigy intends to continue to use this facility for its data center operations.

    Prodigy leases 77,000 square feet in Fort Worth, Texas, where the corporate headquarters of FlashNet were located prior to Prodigy's acquisition of FlashNet in May 2000. On June 23, 2000, Prodigy announced the closure of this facility and is seeking to sublease 46,000 square feet this space. A lease termination agreement is in place for the remaining 31,000 square feet, effective April 30, 2001.

    Prodigy believes that its existing facilities are adequate for its current needs, and that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

    On December 13, 2000, British Telecommunications filed a lawsuit against Prodigy in the United States District Court for the Southern District of New York, Northern Division, claiming that Prodigy has infringed its alleged patent of "Hyper-link text" technology. Prodigy filed its Answer and Counterclaim and expects a hearing in order to construct the patent claims sometime in August--September 2001. No trial date has been set and, due to the early stage of this litigation, Prodigy makes no predictions as to the outcome of this case.

    On June 8, 1998, Brent Johnson filed a lawsuit against Prodigy in the United States District Court for the Northern District of Oklahoma alleging that Prodigy has infringed on two 1997 patents for software that Prodigy licensed from another company called Diversified Data Resources ("DDR"). Eventually Johnson joined his company, I.D.G., as co-plaintiff. Prodigy no longer uses the software in question and the licensor, DDR, has defaulted on its indemnification obligations. The case was stayed pending resolution of similar litigation between Johnson and DDR in the Northern District of California. DDR suffered an adverse judgment of $480,000 and has filed a notice of appeal. Dispositive motions are currently before the Court in the Prodigy case and a trial date has been set for October 15, 2001. Because of the changing case law applicable to this patent claim, Prodigy makes no predictions as to the outcome of this litigation.

    In September 1998, Prodigy received a letter from the Office of the Attorney General of New York, notifying Prodigy that the Attorneys General of New York and 19 other states were investigating the "advertising and certain other practices" of Prodigy and other unnamed Internet service providers. The letter stated that the inquiry was a follow-up to the settlement between AOL/Time Warner and many states in May 1998, concerning the following issues:

    - disclosures for free offers;

    - representations concerning pricing;

    - disclosures concerning premium areas;

    - disclosures for communications charges;

    - advertising to minors;

    - cancellation procedures; and

    - unauthorized charges to credit cards or bank accounts, and changes to the service agreement.

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

    On January 10, 2000, Christa Roberts filed a class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against Prodigy, AOL/Time Warner, Circuit City Stores, Fry's Electronic, Microsoft and other unnamed parties. On February 7, 2000, the plaintiff filed an amended complaint naming Young H. Kim as the named plaintiff in place of Christa Roberts. The lawsuit alleges that Prodigy and the defendants offered incentives to consumers and entered into retail sales contracts with consumers which violated California law, and engaged in false advertising. The plaintiff is seeking restitution from the defendants of all sums related to this conduct. The trial court dismissed the lawsuit for failure to state a cause of action and the Plaintiff appealed. Prodigy's response brief is due in the Court of Appeals on or before March 30, 2001. Given the early stage of the appeal, no prediction as to its outcome can be made.

    On February 24, 2000, Prodigy was served with a summons and complaint by Carroll Wesley Chance in a class action lawsuit brought against Best Buy, Prodigy and Young America in the State Court of Richmond County, State of Georgia. The case was brought on behalf of the class of similarly situated consumers who allegedly purchased a computer at Best Buy, enrolled in the Prodigy Internet service under the incentive program, and did not receive a incentive check. The complaint alleges breach of contract, unjust enrichment, conversion and negligence. The plaintiffs seek damages not to exceed $74,900 per member of the class, including actual damages, incentives, interest, punitive damages, court costs and litigation expenses. The case tentatively settled on March 1, 2001 for payment of fees and the offer of one free month of service to class members who renewed or re-activated their accounts for a specified period of time. Prodigy is currently in the process of notifying class members of the settlement. The Settlement will become final if no Class Member objects or if no such objections are sustained in a hearing scheduled for April 12, 2001.

    On March 31, 2000, Giovanni R. Viana filed a class action lawsuit against Prodigy in the 11th Judicial Circuit Court for Dade County, Florida. This class action lawsuit arises out of the Best Buy mail-in incentive program. The plaintiff alleges Prodigy violated Florida's Unfair Trade Practices Act when it represented it would provide incentives and failed to do so. In addition, the complaint contains a breach of contract claim for failure to pay the incentives. The plaintiff seeks damages under the breach of contract claim not to exceed $75,000 per member of the class, as well as actual damages plus attorneys' fees and litigation costs. Given the early stage of this litigation, no prediction as to its outcome can be made.

    On June 20, 2000, Saul Kaufman filed a purported class action lawsuit against Prodigy in the Circuit Court for Cook County, Illinois, alleging he was "locked out" of his service during the migration from Web America, a company acquired by Prodigy in March 2000, to Prodigy. Kaufman is not allowed to conduct "fact" discovery until the Judge decides whether to certify this case as a class action. Prodigy expects a decision on class certification during the Summer of 2001 and makes no predictions as to the outcome of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND HOLDERS OF CLASS A COMMON STOCK

    Prodigy's Class A common stock has traded on the Nasdaq National Market under the symbol "PRGY" since May 31, 2000 and its common stock previously traded on the Nasdaq National Market under the symbol "PRGY" since February 11, 1999. In connection with the closing of the SBC transaction on May 31, 2000, all outstanding shares of common stock were automatically converted into Class A common stock.

    The table below sets forth, for the periods indicated, the high and low sale prices of Prodigy common stock as reported on the Nasdaq National Market. Prices prior to May 31, 2000 are for Prodigy's common stock and prices since May 31, 2000 are for Prodigy's Class A common stock.

                                                              PRODIGY COMMON STOCK
                                                              ---------------------
                                                                HIGH         LOW
                                                              ---------   ---------
Quarter ended March 31, 1999 (commencing February 11,         $ 50.625    $     20
  1999).....................................................
Quarter ended June 30, 1999.................................     41.25     21.0625
Quarter ended September 30, 1999............................    28.625       14.00
Quarter ended December 31, 1999.............................   35.4375       16.00

Quarter ended March 31, 2000................................    26.125       14.00
Quarter ended June 30, 2000.................................   15.4375       10.00
Quarter ended September 30, 2000............................     10.50      4.9375
Quarter ended December 31, 2000.............................      6.25       1.125

    As of March 15, 2001, there were 70,245,820 shares of common stock issued and outstanding and held of record by 738 record holders. This number does not include stockholders who hold the stock in "street name" through brokers or nominees.

DIVIDENDS

    Prodigy has never declared or paid cash dividends on its common stock. Prodigy currently intends to retain earnings, if any, to support its growth strategy, and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Prodigy board of directors after taking into account various factors, including Prodigy's financial condition, operating results, current and anticipated cash needs, and plans for expansion.

CLASS B COMMON STOCK

    Upon the establishment of its strategic relationship with SBC, Prodigy issued to SBC one share of Class B common stock in consideration of $100. Class B common stock is convertible at any time, on a one-for-one basis, into the same number of shares of Class A common stock. When transferred to any person or entity not affiliated with SBC, Class B common stock automatically converts into Class A common stock. There is no established trading market for the Class B common stock. SBC was also granted customary demand and piggyback registration rights with respect to the Class A common stock issuable upon conversion of the Class B common stock or units in the operating partnership held by SBC or its transferees.

RIGHTS OF CLASS A COMMON STOCK AND CLASS B COMMON STOCK

    Holders of Class A common stock generally have rights identical to SBC, the holder of Class B common stock, except that:

    - each holder of Class A common stock is entitled to one vote per share;

    - SBC, as the holder of the Class B common stock, is entitled to one vote for each share of Class B common stock held by it and one vote for each unit in the operating partnership not held by Prodigy; and

    - SBC, as the owner of Prodigy Class B common stock, has the right to elect three directors of Prodigy.

RECENT SALES OF UNREGISTERED SECURITIES

    Upon the establishment of its strategic relationship with SBC, Prodigy issued to SBC one share of Class B common stock in consideration of $100 on May 31, 2000. This share was issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 relating to sales by an issuer not involving a public offering. No underwriters or placement agents were involved in this issuance.

    In January 2001, in partial consideration of its acquisition of the WebAmerica Internet access customers and the BizOnThe.Net Web-hosting business of U.S. Republic Communications, Prodigy agreed to release from escrow 727,272 shares of its Class A common stock to U.S. Republic in lieu of any additional obligations by Prodigy relating to Prodigy's acquisition of BizOnThe.Net and WebAmerica Internet access customers. These shares were issued in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933 relating to sales by an issuer not involving a public offering. No underwriters or placement agents were involved in this issuance.

ITEM 6. SELECTED FINANCIAL DATA

    The following data contains selected consolidated financial information and other data for Prodigy. The selected consolidated financial data for Prodigy for each of the years 1996-2000 has been derived from Prodigy's annual consolidated financial statements, including the consolidated balance sheets at December 31, 1999 and 2000, and the related consolidated statements of operations and of cash flows for the three years ended December 31, 2000, appearing elsewhere in this document.

    Please read this information in conjunction with Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Prodigy's consolidated financial statements and accompanying notes included elsewhere in this document.

  SELECTED HISTORICAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF PRODIGY

                                                                      YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                       1996        1997        1998        1999        2000
                                                     ---------   ---------   ---------   ---------   ---------
                                                      (IN MILLIONS, EXCEPT NUMBER OF BILLABLE SUBSCRIBERS AND
                                                                      PER SHARE INFORMATION)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Prodigy Internet.................................   $   .1      $  29.5     $ 80.7      $154.2      $ 288.5
  Amortization of subscriber incentives............       --           --         --       (15.6)       (53.4)
                                                      ------      -------     ------      ------      -------
    Prodigy Internet, net of amortization..........       .1         29.5       80.7       138.6        235.1
  Prodigy Classic..................................     90.6         98.8       48.2        15.6           --
  Management fees..................................       --           --         --         6.8        113.0
  Other............................................      8.2          5.9        7.2        12.4         28.3
                                                      ------      -------     ------      ------      -------
Total revenues.....................................     98.9        134.2      136.1       173.4        376.4

Operating costs & expenses:
  Costs of revenue.................................     66.3         92.0       93.3       102.2        207.8
  Marketing........................................     20.7         59.6       41.7        58.9         94.9
  Product development..............................      4.8         11.4       10.9        12.3         14.3
  General & administrative.........................     49.8         56.3       44.6        61.7        131.9
  Depreciation & amortization......................     12.3         21.4       16.1        21.8        179.1
  Amortization of subscriber acquisition costs.....       --           --         --         4.8         11.6
  Acquired incomplete technology...................     20.9           --         --          --           --
  Restructuring and other costs....................      3.1          9.9         --          --         19.5
  Write-down of assets held for sale...............       --          2.4         --          --           --
  Loss on sale of cellular assets..................       --           .8         --          --           --
  Write-down of goodwill and other intangibles.....       --           --         --          --         33.0
                                                      ------      -------     ------      ------      -------
Total operating costs & expenses...................    177.9        253.8      206.6       261.7        692.1
                                                      ------      -------     ------      ------      -------
Operating loss.....................................    (79.0)      (119.6)     (70.5)      (88.3)      (315.7)

Loss on equity investment in joint venture.........      (.5)       (12.1)        --          --           --
Gain on sale of assets/equity investments..........       --           --        5.2         3.3           --
Recovery of (write-down) equity investments........     (9.1)          .3         --          --           --
Interest income (expense), net.....................     (2.2)        (1.4)        .2         2.3        (12.1)
Gain on settlement of note receivable..............       --           --         --          .5           --
Gain on settlement of note payable.................       --           --         --         1.7           --
Minority interest in net loss......................       --           --         --          --        118.2
                                                      ------      -------     ------      ------      -------

Net loss...........................................   $(90.8)     $(132.8)    $(65.1)     $(80.5)     $(209.6)
                                                      ======      =======     ======      ======      =======
  Net loss per Common share basic & diluted:.......   $(8.76)     $ (7.66)    $(1.60)     $(1.34)     $ (3.10)
                                                      ======      =======     ======      ======      =======

Weighted average number of Common and Common
  equivalent shares outstanding basic & diluted....     10.4         17.3       40.7        60.0         67.7
                                                      ======      =======     ======      ======      =======

        SELECTED HISTORICAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  (CONTINUED)

                                                              YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------
                                            1996         1997         1998          1999           2000
                                         ----------   ----------   ----------   ------------   ------------
                                         (IN MILLIONS, EXCEPT NUMBER OF BILLABLE SUBSCRIBERS AND PER SHARE
                                                                    INFORMATION)
OTHER DATA:
Prodigy Internet billable subscribers
  at period end........................      7,000      221,000      505,000      1,138,000      1,608,000
Prodigy Classic billable subscribers at
  period end...........................    780,000      392,000      166,000             --             --
Internet subscribers managed...........         --           --           --        364,000      1,192,000
                                          --------     --------     --------     ----------     ----------
Total managed subscribers at period
  end..................................    787,000      613,000      671,000      1,502,000      2,800,000
                                          ========     ========     ========     ==========     ==========

EBITDA (1).............................   $  (76.2)    $ (110.0)    $  (49.2)    $    (40.5)    $    (38.6)

OTHER CASH FLOW DATA:
Net cash used in operating
  activities...........................   $  (35.3)    $ (114.0)    $  (68.0)    $    (40.1)    $    (21.4)
Net cash provided by (used in)
  investing activities.................      (47.9)       (15.3)         2.6         (212.6)         (21.7)
Net cash provided by financing
  activities...........................      104.1        120.4         65.2          276.0           30.6

                                                                          DECEMBER 31,
                                                      ----------------------------------------------------
                                                        1996       1997       1998       1999       2000
                                                      --------   --------   --------   --------   --------
                                                                         (IN MILLIONS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)...........................   $(54.8)    $(48.5)    $(33.6)   $(128.1)    $(85.0)
Total assets........................................    126.6       93.5       78.3      346.0      802.7
Long-term debt (including related party notes)......     56.0       10.0         --        1.0      143.5
Contingent convertible notes (included in
  stockholder's equity (deficit))...................     30.5       30.5       30.5         --         --
Stockholder's equity (deficit)......................    (11.5)      17.7       29.8      165.1      307.1

------------------------

(1) EBITDA represents operating loss plus depreciation and amortization, amortization of subscriber acquisition cost, amortization of contract subscriber incentive programs, gains on settlement of notes payable and asset disposals, and write-off of goodwill and other intangibles. EBITDA should not be construed as an alternative to operating income (as determined in accordance with U.S. GAAP), as a measure of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with U.S. GAAP), or as a measure of the Prodigy's liquidity.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth unaudited consolidated quarterly statement of operations data for each of the four quarters during the years ended
December 31, 1999 and 2000. In the opinion of management, this information has been prepared substantially on the same basis as the audited financial statements appearing elsewhere in this report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The quarterly data should be read in conjunction with the audited consolidated financial statements of Prodigy and the notes thereto appearing elsewhere in this report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                       PRODIGY COMMUNICATIONS CORPORATION
                       PRESENTATION OF QUARTERLY FIGURES

                                                              1999
                                      ----------------------------------------------------
QUARTER ENDED                          MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31
-------------                         ----------   ----------   ------------   -----------
                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Total revenues......................  $   35,926   $   37,090    $   46,362    $   54,030
Operating costs and expenses:
  Cost of revenue...................      21,846       22,105        27,743        30,505
  Marketing.........................      12,412       11,100        13,446        18,224
  Product development...............       3,450        3,405         2,761         2,725
  General and administrative........      12,653       12,861        16,827        19,311
  Write-off of goodwill and other
  intangibles.......................          --           --            --            --
  Depreciation and amortization.....       4,073        4,208         4,196         9,315
  Amortization of subscriber
    acquisition cost................          --           --         6,067         2,423
  Restructuring costs...............          --           --            --            --
                                      ----------   ----------    ----------    ----------
Total operating costs and
  expenses..........................      54,434       53,679        71,040        82,503
                                      ----------   ----------    ----------    ----------
Operating loss......................     (18,508)     (16,589)      (24,678)      (28,473)

Interest income/(expense), net......       1,064        1,842         1,127        (1,771)
Gain on sale of equity investment...          --        3,319            --           500
Gain of settlement of note
  payable...........................       1,714           --            --            --
Minority interest in net loss.......          --           --            --            --
Other...............................          --           44           (59)          (20)
                                      ----------   ----------    ----------    ----------
Net loss............................  $  (15,730)  $  (11,384)   $  (23,610)   $  (29,764)
                                      ==========   ==========    ==========    ==========
Basic and diluted net loss per
  share.............................  $    (0.29)  $    (0.19)   $    (0.39)   $    (0.46)
                                      ==========   ==========    ==========    ==========
Weighted avg number of shares
  outstanding.......................  53,455,241   61,007,546    61,145,041    64,094,423
                                      ----------   ----------    ----------    ----------

                                                              2000
                                      ----------------------------------------------------
QUARTER ENDED                          MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31
-------------                         ----------   ----------   ------------   -----------
                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Total revenues......................  $   51,964   $   73,356    $  121,073    $  129,962
Operating costs and expenses:
  Cost of revenue...................      29,415       37,564        68,861        71,988
  Marketing.........................      18,769       16,418        31,393        28,329
  Product development...............       3,282        3,643         3,789         3,570
  General and administrative........      21,609       27,426        40,727        42,160
  Write-off of goodwill and other
  intangibles.......................          --           --            --        33,020
  Depreciation and amortization.....       8,885       29,252        70,305        70,627
  Amortization of subscriber
    acquisition cost................       2,330        2,889         3,410         2,992
  Restructuring costs...............          --        9,555         8,968           929
                                      ----------   ----------    ----------    ----------
Total operating costs and
  expenses..........................      84,290      126,747       227,453       253,615
                                      ----------   ----------    ----------    ----------
Operating loss......................     (32,326)     (53,391)     (106,380)     (123,653)
Interest income/(expense), net......      (2,613)      (2,709)       (3,117)       (3,641)
Gain on sale of equity investment...          --           --            --            --
Gain of settlement of note
  payable...........................          --           --            --            --
Minority interest in net loss.......          --       17,111        46,643        54,418
Other...............................          25           40             8           (38)
                                      ----------   ----------    ----------    ----------
Net loss............................  $  (34,914)  $  (38,949)   $  (62,846)   $  (72,914)
                                      ==========   ==========    ==========    ==========
Basic and diluted net loss per
  share.............................  $    (0.54)  $    (0.59)   $    (0.90)   $    (1.04)
                                      ==========   ==========    ==========    ==========
Weighted avg number of shares
  outstanding.......................  64,564,764   66,388,743    69,865,920    70,006,258
                                      ----------   ----------    ----------    ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

    The following discussion should be read in conjunction with the risk factors, selected financial information, and the audited consolidated financial statements.

    Prodigy is a leading national Internet service provider and has been an online pioneer since its inception in 1984. Prodigy launched Prodigy Classic as the world's first consumer-focused online service in 1988. Prodigy Classic featured custom content, email and chat rooms, and was based on technologies owned by Prodigy. In October 1996, Prodigy launched Prodigy Internet, a service allowing consumers with any computer operating system to access the Internet. Prodigy Classic was discontinued in October 1999, as Prodigy completed the transition to Prodigy Internet. Since the autumn of 1997, Prodigy has focused on expanding the Prodigy subscriber base and introducing additional Internet-based services. Prodigy has also used outside companies for network coverage, customer support and content. In May 2000, Prodigy and SBC consummated their marketing and strategic relationship. Due to these initiatives, Prodigy has substantially reduced its fixed operating costs and number of employees. Prodigy believes it can accommodate sustained subscriber growth cost-effectively without significant capital expenditures.

    The results of operations of Internet service providers, including those of Prodigy, are significantly affected by subscriber cancellations. Subscriber acquisition expenses and the administrative expenses of enrolling and assisting new subscribers are substantial, and in the past, Prodigy typically offered free service for one or two months to new subscribers. In selected distribution channels, Prodigy has replaced free trial programs with prepaid term plans and "money back guarantee" plans in order to attract enrollees who are less likely to terminate service.

    Prodigy historically has experienced better retention for subscribers under prepaid term plans than subscribers under month-to-month plans. Under prepaid term plans, subscribers choose to prepay for longer terms at reduced monthly rates. Additionally, under subscriber contract acquisition programs, Prodigy makes payments to computer retailers and OEMs in return for, obtaining a signed contractual commitment from the customer to a term subscription of one, two or three years, and committed marketing of Prodigy Internet by the retailer in connection with the retailer's other product advertisements. Prodigy's recent experience has been that subscribers obtained through subscriber contract acquisition programs have lower rates of cancellation than those obtained through other channels.

    Prodigy historically has experienced seasonality in its business, with higher expenses during the last and first fiscal quarters, corresponding to the Christmas and post-Christmas selling season.

    On October 5, 1999, Prodigy acquired the BizOnThe.Net Web hosting business of U.S. Republic Communications, Inc. an indirect majority owned subsidiary of VarTec including the subscribers of the BizOnThe.Net Web hosting business. At the closing, Prodigy repaid a $9 million loan from VarTec to U.S. Republic and issued 2,840,993 shares of Prodigy Class A common stock to U.S. Republic including 727,272 shares held in an escrow account to secure the indemnification obligations of U.S. Republic and its shareholders. In January 2001, in partial consideration of its acquisition of the BizOnThe.Net Web-hosting business of U.S. Republic Communications, Prodigy agreed to release from escrow 727,272 shares of its Class A common stock to U.S. Republic in lieu of any additional obligations by Prodigy relating to Prodigy's acquisition of BizOnThe.Net.

    The acquisition of BizOnThe.Net has been accounted for under the purchase method of accounting and, accordingly, the cost to acquire BizOnThe.Net was allocated to the assets acquired and liabilities assumed based on their respective fair values with the excess allocated to goodwill. Based on the value of the 2,840,993 shares of Class A common stock issued in connection with the BizOnThe.Net acquisition and the $9 million cash used to repay the loan, the total purchase price was approximately $58 million. The excess of the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed of $49.7 million has been allocated to goodwill and will be amortized on a straight-line basis over

3 years. During December 2000, Prodigy wrote off $29.2 million of goodwill, $2.1 million of tradename and $1.1 million of other intangibles associated with BizOnThe.Net.

    On November 5, 1999, Prodigy agreed to acquire FlashNet
Communications, Inc. in a stock-for-stock merger. This merger was completed on May 31, 2000. Under the terms of the merger agreement, Prodigy issued .35 shares of Prodigy Class A common stock for each share of FlashNet common stock outstanding on the closing date of the transaction, or 5,023,654 shares. In addition, Prodigy assumed all vested FlashNet stock options and warrants outstanding as of the date of the merger. Based on the value of 5,023,654 shares of Prodigy Class A common stock issued and 778,187 options/warrants assumed in connection with the FlashNet acquisition, the total purchase price was $134.3 million including transaction costs of $1.9 million. On August 21, 2000, Prodigy announced the closing of FlashNet Marketing, Inc. ("FMI"). FMI sold FlashNet Internet service through a multi-level marketing arrangement with independent sales representatives. Prodigy accrued $500,000 in expenses in 2000 to close FMI.

    The acquisition of FlashNet has been accounted for under the purchase method of accounting. Accordingly, the cost to acquire FlashNet has been allocated to the assets acquired and liabilities assumed based on their respective fair values, with the excess allocated to goodwill. The goodwill and other intangibles acquired are being amortized on a straight-line basis over a three-year period.

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

    At the closing of the transaction Prodigy also converted all outstanding shares of common stock into Prodigy Class A common stock. Additionally, Prodigy issued to an SBC subsidiary one share of Prodigy Class B common stock for consideration of $100.

    Prodigy has recognized the contribution of the assets by SBC to the operating partnership at fair value in exchange for the partnership units issued of $560.8 million including transaction costs of approximately $3.5 million. These intangible assets will be amortized over 3 years. The contribution of the intangible assets at fair value has resulted in a substantial amount of amortization, which will reduce Prodigy's future earnings or increase its future losses. As a result of the partnership units issued, Prodigy consolidates the operating partnership and recognizes the SBC minority interest in the operating partnership. See "SBC Transaction".

RESULTS OF OPERATIONS

    Prodigy's total revenues are comprised of:

    - Internet and online service revenues, consisting of subscription revenues from subscribers to Prodigy Internet and Prodigy Classic;

    - management fees emanating from provision of certain management and consulting services to Telmex's Internet subsidiary Prodigy Internet Telmex and fees from SBC for providing Internet and online services to SBC's legacy dial-up and DSL subscribers, and

    - other revenues, consisting of small business Web-hosting fees from Prodigy's ProdigyBiz division and advertising and transaction fees.

    Prodigy defines billable subscribers as subscribers who remain enrolled beyond completion of the applicable trial period or who enroll in a money-back guarantee program. Prodigy defines "Internet subscribers managed" to include billable Prodigy Internet subscribers, SBC legacy subscribers and billable Prodigy Internet Telmex subscribers.

YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

SUBSCRIBERS

    The number of Prodigy Internet billable subscribers increased 470,000, or 41%, from 1,138,000 billable subscribers at December 31, 1999, to 1,608,000 at December 31, 2000. This growth was largely attributable to the Strategic Marketing Agreement Prodigy initiated with SBC, which became effective May 31, 2000. Of the total increase in new subscribers of 470,000, approximately 304,000, or 65%, emanated from the SBC channel. Total Internet subscribers managed increased by 1,298,000, or 86%, from 1,502,000 at December 31, 1999, to 2,800,000 at December 31, 2000. Managed subscribers of Prodigy Internet Telmex and SBC Communications Inc. accounted for 572,000 and 620,000 of the number of Internet subscribers managed at December 31, 2000, respectively.

INTERNET REVENUES

    Subscription revenues from Prodigy Internet increased $96.5 million, or 70%, from $138.6 million in 1999, to $235.1 million in 2000, due to the increase in billable subscribers discussed above as well as the composition of these subscribers. In June 2000, Prodigy began acquiring significant numbers of DSL subscribers, primarily from the SBC channel, which service carries a significantly higher price point ($39.95 per month, versus Prodigy's flagship dial-up Internet service unlimited usage plan of $19.95 per month.) Subscription revenues from Prodigy Classic decreased $15.6 million, or 100%, due to the discontinuation of the Prodigy Classic service in October 1999.

    During 1999, Prodigy also entered into agreements with major retailers of personal computers for the purpose of stimulating Prodigy Internet enrollments. Under these agreements, Prodigy made payments to the retailers in exchange for the retailers enrolling a customer onto Prodigy Internet, obtaining a signed contractual commitment from the customer to a term subscription of one, two or three years, and committed marketing of Prodigy Internet by the retailers in connection with the retailers' other product advertisements. In accordance with the terms of the agreements, the retailers provide certain incentives to the customers upon enrollment. These payments amounted to $100, $250, or $400, respectively, for a term subscription of one, two or three years at Prodigy's standard monthly rates.

    In July 2000, the Emerging Issue Task Force ("EITF") issued EITF 00-14, "Accounting for Certain Sales Incentives", which requires that promotional incentives granted consumers in return for the sale of a product or service must be classified in the Statement of Operations as a reduction of revenues related to that product or service. Accordingly, in 1999 and 2000, amortization of subscriber acquisition costs emanating from these contract subscriber incentive programs of $15.6 million and $53.4 million, respectively, are reported on the Statement of Operations as reductions of gross Prodigy Internet revenues earned during the period. Previously, Prodigy had accounted for the amortization of these costs as subscriber acquisition cost amortization.

MANAGEMENT FEES

    Management fee revenues from Prodigy Internet de Telmex and, commencing
June 2000, from legacy subscribers of SBC's Internet dial-up and DSL services, increased by $106.2 million from $6.8 million in 1999 to $113.0 million in 2000. Approximately 89% of this increase was attributable to dial-up and DSL customers of SBC that became managed by Prodigy under the terms the strategic marketing agreement with SBC which became effective on May 31, 2000.

OTHER REVENUES

    Other revenues increased by $15.9 million, or 128%, from $12.4 million in 1999 to $28.3 million in 2000. The increase in other revenues consisted of $7.1 million from Prodigy's Web-hosting business, including revenues from BizOnThe.Net, which was acquired in October 1999; $2.5 million from seven months operations of FlashNet Communications in 2000, and a $6.2 million increase in advertising display revenues primarily due to Prodigy's successful program of re-establishing control over advertising content displayed on Prodigy's homepage.

COST OF REVENUES

    Cost of revenues includes network and content expenses. Network expense includes costs associated with Prodigy's hosting operations center in Yorktown Heights, New York, the FlashNet division hosting operations center in Fort Worth, Texas, as well as the costs of outsourced network provider services. Content expenses consist of the costs of developing, or obtaining from third parties, content for inclusion in Prodigy's service offerings. Cost of revenues increased $105.6 million, or 103%, from $102.2 million in 1999, to $207.8 million in 2000, primarily related to increased network charges incurred by Prodigy in 2000 resulting from the increased hours of network usage incurred by the increased number of Prodigy subscribers and, in the case of the management of SBC legacy customers, the SBC network costs incurred by Prodigy from this source.

    Prodigy Internet network usage increased 37% in 2000, compared to 1999, primarily due to the subscribers obtained from the contract subscriber acquisition programs that ran during the second half of 1999 and, to a lesser extent, to the completion of the shift of the subscriber base from timed usage plans which result in higher hourly usage. Prodigy Internet network costs increased $6.5 million, or approximately 9%, from $75.9 million to $82.4 million over the same period. During 2000 Prodigy amended its network agreement with McLeodUSA to eliminate the fixed monthly charge, or "cap" previously in effect in favor of a monthly network charge based upon a fixed hourly rate times the number of hours of usage in the month. The increase in network charges was offset, in part, by a decrease of $0.9 million, or 40%, in content expense primarily attributable to the discontinuation of the Prodigy Classic service.

SALES AND MARKETING

    Sales and marketing expense includes advertising, salaries of sales and marketing personnel, and other general sales and marketing costs. Sales and marketing expense increased $36.0 million, or 61%, from $58.9 million in 1999, to $94.9 million in 2000. As a result of the significant increase in contract subscribers during the period, Prodigy experienced a corresponding increase in accounts receivable and the related provision for doubtful accounts associated with the penalty fees charged on terminated subscriber contracts. Prodigy also incurred significant acquisition expense in the form of bounties of between $40 and $75 payable to SBC for qualified new enrollments to Prodigy dial-up and DSL service, respectively.

PRODUCT DEVELOPMENT

    Product development expense includes research and development costs, and other product development costs. Product development expense increased
$2.0 million, or 16%, from $12.3 million in 1999 to $14.3 million in 2000. Product development activities in 2000 centered upon development of Prodigy DSL and a wireless Internet offering.

GENERAL AND ADMINISTRATIVE

    General and administrative expense increased $70.2 million, or 114%, from $61.7 million in 1999, to $131.9 million in 2000. The increase was primarily attributable to substantially higher customer service charges incurred in connection with the SBC legacy subscribers and the new Prodigy subscribers emanating from this channel during the seven months ending December 31, 2000. In addition, a full year of

ProdigyBiz general and administrative costs are reflected in the year 2000 results and seven months activity emanating from FlashNet Communications Inc. resulting in increases of $6.5 million and $7.2 million, respectively. In addition, during 2000 Prodigy incurred $10.9 million of integration costs in connection with implementing its strategic marketing agreements with SBC primarily from a billing and customer service standpoint. Other components of the increase in 2000 were retention bonuses of $6.5 million for those Prodigy employees who opted not to accept relocation to the new Austin, Texas headquarters location provided they remained in their positions through December 31, 2000, relocation expense of $1.5 million, compensation expense associated with option acceleration for separating employees who received twelve months' accelerated vesting of their stock options, credit card interchange fees of $1.8 million, 800 number charges of $0.5 million, and legal expense of $2.1 million.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased $157.3 million, or 722%, from $21.8 million in 1999, to $179.1 million in 2000. This increase was comprised of $27.9 million of goodwill and other intangibles' amortization related to the May 2000 FlashNet acquisition, $12.6 million attributable to a full year of goodwill, tradename, and other intangibles' amortization incurred in connection with the BizOnThe.Net acquisition versus three months in the prior year, and $109.1 million of other intangibles' amortization as a result of the SBC transaction in May 2000. In addition, depreciation expense increased by $0.9 and $0.7 million in each of Prodigy Internet and ProdigyBiz respectively during 2000, while FlashNet Communications incurred depreciation and amortization charges of $6.2 million during the seven-month period ended December 31, 2000.

AMORTIZATION OF SUBSCRIBER ACQUISITION COSTS

    In May 1999, Prodigy entered into an agreement with Cable & Wireless
USA, Inc. ("Cable & Wireless") to purchase the dial-up access Internet subscriber base of that entity. At the closing on July 20, 1999, Prodigy paid Cable & Wireless $41.6 million in cash. Upon settlement of the transaction during the first quarter of 2000, Prodigy received a purchase price reduction of approximately $10 million from the original payment due to fewer subscribers transitioning to the Prodigy Internet service than originally projected. Prodigy has accounted for the purchase price paid for the acquired Cable & Wireless subscribers that migrated to Prodigy Internet, and the subscribers it obtained from Web America as subscriber acquisition costs, and amortized these costs over 36 months. During 2000, Prodigy incurred amortization of subscriber acquisition costs of $11.6 million related to the acquired Cable & Wireless and Web America subscribers.

    In addition, commencing in the fourth quarter 2000, EITF 00-14 became effective with the result that amortization of deferred subscriber acquisition costs attributable to "incentives" issued to subscribers in return for a one, two, or three-year contractual commitment to Prodigy Internet, are required to be reflected on the Statement of Operations as a reduction of revenues received from the subscriber contracts. Previously, Prodigy had accounted for the amortization of these costs as amortization of subscriber acquisition costs.

INTEREST AND OTHER INCOME

    Interest income decreased $3.6 million, from $5.1 million in 1999, to $1.5 million in 2000. The 1999 level of interest income was primarily due to the investment of the cash proceeds of Prodigy's initial public offering in February 1999 in short-term money market instruments. Interest expense increased $10.6 million, or 366% from $2.9 million in 1999 to $13.5 million in 2000. The increase in 2000 reflects a full year of the outstanding note payable to Banco Inbursa, S.A., an affiliate of Carso Global Telecom, in the current year versus approximately four months in 1999.

    During the year ended December 31, 1999, Prodigy recognized a gain of $3.3 million upon the sale of an equity investment. Also in 1999, Prodigy recognized a gain of $1.7 million when it paid $.75 million in full settlement of a promissory note in the principal amount of $2.0 million plus all accrued interest.

INCOME TAXES

    Prodigy has evaluated the positive and negative evidence bearing on the realizability of its deferred tax assets, which are comprised principally of net operating loss carry-forwards. Under the applicable accounting standards, Prodigy has considered its history of losses, and concluded that it is more likely than not that Prodigy will not realize these favorable tax attributes. Accordingly, the related deferred tax assets have been fully reserved.

OPERATING LOSS

    As a result of the foregoing factors, Prodigy's operating loss increased $227.6 million, or 258%, from $88.2 million in 1999, to $315.8 million in 2000; and its net loss increased $129.1 million, or 160%, from $80.5 million in 1999, to $209.6 million in 2000.

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

SUBSCRIBERS

    The number of Prodigy Internet billable subscribers increased 633,000, or 125%, from 505,000 billable subscribers at December 31, 1998, to 1,138,000 at December 31, 1999. Prodigy Classic subscribers decreased from 166,000 at December 31, 1998, to 70,000 on October 1, 1999, the date Prodigy Classic was discontinued, and zero thereafter. Total Internet subscribers managed increased by 997,000, or 197%, from 505,000 at December 31, 1998, to 1,502,000 at
December 31, 1999. Managed subscribers of Prodigy Internet de Telmex accounted for approximately 364,000 of the number of Internet subscribers managed at December 31, 1999.

INTERNET REVENUES

    Subscription revenues from Prodigy Internet increased $57.9 million, or 72%, from $80.7 million in 1998, to $138.6 million in 1999, due to the increase in billable subscribers discussed above. Subscription revenues from Prodigy Classic decreased $32.6 million, or 68%, from $48.2 million in 1998, to $15.6 million in 1999, due to the discontinuation of service as of October 1999. Timed usage revenues decreased $2.7 million, or 64%, from $4.2 million in 1998, to $1.5 million in 1999. The decrease in timed usage revenues was primarily attributable to the decrease in Prodigy Classic subscribers during 1999.

    In accordance with EITF 00-14, all prior periods have been restated to reflect amortization of deferred subscriber acquisition costs attributable to "incentives" issued to subscribers in return for a one, two, or three-year contractual commitment to Prodigy Internet, as a reduction of revenue in the Statement of Operations. Previously, Prodigy had accounted for the amortization of these costs as Amortization of subscriber acquisition costs.

OTHER REVENUES

    Other revenues increased by $12.0 million, or 166%, from $7.2 million in 1998, to $19.2 million in 1999. The increase in other revenues consisted of $6.8 million in management fees relating to Prodigy's January 1999 agreement with Telmex to manage the Prodigy Internet de Telmex Internet subscribers; $3.0 million from Prodigy's Web-hosting business, including revenues from BizOnThe.Net, which was acquired in October 1999; $5.4 million attributable to transition services revenue related to Prodigy's July 1999 acquisition of Internet subscribers of Cable & Wireless, and a $1.0 million increase in advertising display revenues primarily due to Prodigy's successful program of re-establishing control over advertising content displayed on Prodigy Internet's homepage. These increases were offset, in part, by a decrease of $4.4 million from Prodigy's African Internet operations that were sold in October 1998.

COST OF REVENUES

    Cost of revenues includes network and content expenses. Network expense includes costs associated with Prodigy's hosting operations center in Yorktown Heights, New York, as well as the costs of outsourced network provider services. Content expenses consist of the costs of developing, or obtaining from third parties, content for inclusion in Prodigy's service offerings. Cost of revenues increased $8.8 million, or 9%, from $93.4 million in 1998, to $102.2 million in 1999, primarily related to increased network charges incurred by Prodigy in 1999.

    Network usage increased 65% in 1999, compared to 1999, primarily due to the shift of the subscriber base from timed usage plans that result in higher hourly usage. However, network expense increased only 11%, or $10.3 million, due to a monthly "cap" (based on average hourly usage by subscribers) contained in the network agreement between Prodigy and McLeodUSA. The increase in network charges was offset, in part, by a decrease of $1.5 million, or 40%, in content expense attributable to the discontinuation of the Prodigy Classic service.

SALES AND MARKETING

    Sales and marketing expense includes advertising, salaries of sales and marketing personnel, and other general sales and marketing costs. Sales and marketing expense increased $17.2 million, or 41%, from $41.7 million in 1998, to $58.9 million in 1999. The increase in marketing costs was primarily attributable to an increase of $5.6 million in production, media and other costs associated with Prodigy's "There is a Choice" and "Are you a Prodigy?" advertising campaigns that appeared during 1999. In early 1998, Prodigy postponed certain of its marketing programs in response to network performance issues encountered during the transition period accompanying the initial rollout of the McLeodUSA network. Additionally, Prodigy spent $4.4 million in establishing Prodigy's Business Solutions division and marketing its product offerings, and $1.4 million in marketing Prodigy's Hispanic Internet offering. Sales and marketing expense also reflects increased bad debt provisions of $2.8 million related to amounts due from subscribers for contractual early termination penalties. As a result of the significant increase in contract subscribers during the period, Prodigy experienced a corresponding increase in accounts receivable and the related provision for doubtful accounts associated with the penalty fees charged on terminated subscriber contracts.

PRODUCT DEVELOPMENT

    Product development expense includes research and development costs, and other product development costs. Product development expense increased
$1.4 million, or 13%, from $10.9 million in 1998, to $12.3 million in 1999. Product development activities in 1999 centered on implementing the billing, provisioning and customer service infrastructure to support Prodigy's small business Web-hosting business; improving the system infrastructure supporting the Prodigy Internet de Telmex subscriber base, including Year 2000 remediation efforts; developing a new homepage for Prodigy Internet, and developing future Prodigy Internet product offerings and service enhancements.

GENERAL AND ADMINISTRATIVE

    General and administrative expense increased $17.1 million, or 38%, from $44.6 million in 1998, to $61.7 million in 1999. The increase was primarily attributable to substantially higher customer service charges incurred in connection with the 125% increase of billable Prodigy Internet subscribers achieved in the year, especially the heavy volume of enrollments emanating from the contract subscriber acquisition program during the second half of 1999. This increase primarily reflected a $10.2 million increase in customer service charges, a $2.7 million increase in 800 number charges, and a $2.1 million increase in billing and credit card interchange fees. General and administrative expense also increased in 1999, due to increased charges for accounting and legal fees, recruiting, office temporary workers, and compensation expense resulting from the issuance of stock options priced below market.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased $5.7 million, or 35%, from $16.1 million in 1998, to $21.8 million in 1999. The increase was primarily due to $4.0 million of goodwill, tradename, and other intangibles' amortization incurred in connection with the BizOnThe.Net acquisition. In addition, the 1999 period reflects depreciation attributable to a new accounting system, as well as subscriber management software implemented during 1999.

AMORTIZATION OF SUBSCRIBER ACQUISITION COSTS

    In May 1999, Prodigy entered into an agreement with Cable & Wireless to purchase the dial-up access Internet subscriber base of that entity. At the closing on July 20, 1999, Prodigy paid Cable & Wireless $40.9 million in cash. Upon settlement of the transaction during the first quarter of 2000, Prodigy received a purchase price reduction of $10.1 million from the original payment due to fewer subscribers transitioning to the Prodigy Internet service than originally projected. Prodigy has accounted for the purchase price paid for the acquired Cable & Wireless subscribers that migrated to Prodigy Internet, as subscriber acquisition costs, and amortizes these costs over 36 months. During 1999, Prodigy incurred amortization of subscriber acquisition costs of $4.8 million related to the acquired Cable & Wireless subscribers.

INTEREST AND OTHER INCOME

    Interest income increased $3.6 million, from $1.5 million in 1998, to $5.1 million in 1999. The increase is primarily due to the investment of the cash proceeds of Prodigy's initial public offering in February 1999, in short-term money market instruments. These increases were offset by interest expense of $2.9 million incurred to service notes payable during 1999.

    During the year ended December 31, 1999, Prodigy recognized a gain of $3.3 million upon the sale of an equity investment. In addition, Prodigy recognized a gain of $1.7 million when it paid $.75 million in full settlement of a promissory note in the principal amount of $2.0 million plus all accrued interest.

INCOME TAXES

    Prodigy has evaluated the positive and negative evidence bearing on the realizability of its deferred tax assets, which are comprised principally of net operating loss carry-forwards. Under the applicable accounting standards, Prodigy has considered its history of losses, and concluded that it is more likely than not that Prodigy will not realize these favorable tax attributes. Accordingly, the related deferred tax assets have been fully reserved.

OPERATING LOSS

    As a result of the foregoing factors, Prodigy's operating loss increased $17.8 million, or 25%, from $70.5 million in 1998, to $88.2 million in 1999; and its net loss increased $15.4 million, or 24%, from $65.1 million in 1998, to $80.5 million in 1999.

FISCAL YEAR 2000 RESTRUCTURING

    In June 2000, Prodigy announced that it would move its headquarters from White Plains, New York to Austin, Texas to better leverage Prodigy's alliance with SBC. As a result of this relocation, Prodigy has recorded a restructuring charge of $21.6 million related primarily to early termination payments and other contractual obligations for certain non-cancelable property leases and minimum purchase commitments as well as costs associated with employee terminations.

    Real estate lease termination costs of approximately $5.2 million have been accrued related to Prodigy's White Plains, Dallas and Houston facilities, and have been reduced for sublease income that management believes is probable. Other related exit costs of $12.1 million primarily consist of minimum purchase commitments related to certain network and communication equipment agreements which will be terminated.

    Accrued business restructuring costs for employee separations of $4.2 million related to approximately 254 employees, of which 97 employees have departed as of December 31, 2000, who were predominately located at the White Plains, Dallas and Houston locations. These costs include severance and other benefits.

    All actions required under this plan are expected to be taken by September 30, 2001.

    Components of the 2000 business restructuring costs and amounts recorded against the reserve as of December 31, 2000, were as follows:

                                                                                 ACCRUED
                                                                 2000            COSTS AT
                                                   2000        PAYMENTS/       DECEMBER 31,
                                                  CHARGES        OTHER             2000
                                                -----------   -----------      ------------
Lease obligations.............................  $ 5,253,000   $   400,000(a)   $ 5,653,000
Employee severance............................    4,174,000    (1,228,000)       2,946,000
Other contractual commitments.................   12,125,000            --       12,125,000
                                                -----------   -----------      -----------
                                                $21,552,000   $  (828,000)     $20,724,000
                                                ===========   ===========      ===========

------------------------

(a) Approximately $400,000 of previously accrued liabilities related to these lease obligations was reclassified to the accrued restructuring costs from other liabilities.

FISCAL YEAR 1997 RESTRUCTURING

    During 1997, in an effort to decrease cash outflows and more efficiently manage its business, Prodigy decided to, among other things, outsource its internet network. In connection with the sale of its network Prodigy recorded accrued costs of $14.6 million related primarily to early termination payments and other contractual obligations for certain non-cancelable network related agreements. In December 2000, Prodigy reversed the remaining unused reserve of $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

    Since formation, Prodigy has relied on private sales of equity securities (totaling $294.1 million through December 31, 2000), borrowings and its initial public offering in February 1999, with net proceeds of $157.2 million to fund its operations. Prodigy has incurred significant losses since inception, and at December 31, 2000, had an accumulated deficit of $582.9 million and a working capital deficit of $85.1 million comprised of current liabilities of $122.7 million offset by current assets of $37.6 million.

    For the years ended December 31, 1998, 1999 and 2000, Prodigy incurred negative cash flow from operations of $68 million, $40 million, and $21 million, respectively. The decrease in cash used in operating activities from 1998 to 1999 resulted from timing of accounts payable settlements and increased amortization expense, which offset the increased net losses. The reduction in cash used in operating activities from 1999 to 2000 was due to reduction in accounts receivable and restructuring costs.

    Net cash used in investing activities increased by $215.2 million in 1999, to $212.6 million compared to $2.6 million received from investing activities in 1998. The 1999 increase was due to cash payments related to the acquisition of BizOnThe.Net, the acquisition of subscribers from Cable & Wireless USA, subscriber contract acquisition programs, and increased capital expenditures. Net cash used in investing activities decreased in 2000 to $21.7 million primarily as a result of the discontinuation of the majority of the contract subscriber programs.

    In May 1999, Prodigy entered into an agreement with Cable & Wireless, to purchase the dial-up Internet access subscriber base of that entity for a purchase price of approximately $31.7 million in cash, as determined by the number of qualified Cable & Wireless subscribers who transitioned to Prodigy Internet.

    From July 1999 through December 1999, Prodigy paid approximately
$154.6 million in consideration for subscribers obtained through its subscriber contract acquisition programs. During 2000 Prodigy paid an additional
$19.5 million related to these programs. Prodigy has $5.4 million accrued related to these programs as of December 31, 2000. Prodigy has capitalized these costs and will amortize these costs over the terms of the underlying subscriber contracts (one, two or three years).

    Prodigy's capital expenditures for the year ended December 31, 2000, were $4.9 million, compared to capital expenditures of $9.9 million in 1999. Prodigy anticipates that its capital expenditures will be approximately $13.5 million in 2001.

    In August 1999, Prodigy obtained a $150 million revolving line of credit from Banco Inbursa, a Carso Global affiliate, to fund its subscriber contract acquisition programs during the third and fourth quarters of 1999. The terms of this line of credit allow Prodigy to borrow, repay and re-borrow amounts in minimum increments of $1 million. Advances are due 30 days after borrowing, but Prodigy is permitted to roll-over advances into new advances at its election. Advances are uncollateralized, and during the third and fourth quarters of 1999, bore interest of 9% and 12%, respectively. At December 31, 2000, the amount borrowed under the line of credit was $137 million. In January 2001, Banco Inbursa extended its revolving line of credit to June 15, 2002 subject to monthly interest rate adjustments governed by market conditions.

    On January 1, 2001, SBC extended a $110 million revolving line of credit. Concurrently, SBC forgave $5 million of obligations owed on a telecommunications contract negotiated by FlashNet Communications and DSL bounty payments owed by Prodigy to SBC were eliminated, with the result that a net receivable to Prodigy of $17.0 million was paid by SBC in February 2001.

    In January 2001, Prodigy borrowed $25 million under the SBC line of credit. At the same time, $15 million was repaid Banco Inbursa for principal and accrued interest under its line of credit. As of February 28, 2001, the amount borrowed under the SBC line of credit was $25 million. In March 2001, Prodigy repaid
$10 million to SBC and $7 million to Banco Inbursa with respect to the lines of credit.

    At December 31, 2000, Prodigy had available cash and cash equivalents of $23 million ($27.6 million at February 28, 2001).

    Prodigy's future financing requirements will depend on a number of factors, including Prodigy's operating performance and increases in operating expenses associated with growth in Prodigy's business. Prodigy believes that its operations in 2001 can be supported by the combination of the SBC and Banco Inbursa lines of credit and funds generated internally.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective in the first quarter of 2001. The Company adopted SFAS No. 133 on January 1, 2001, and the adoption of this pronouncement did not have a material impact on the Company's financial position and results of operations.

    In November 1999, the Securities and Exchange Commission ("SEC") issued SAB No. 100, "Restructuring and Impairment Charges." SAB No. 100 express the views of the SEC staff regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 100 did not have a material impact on Prodigy's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have a material effect on Prodigy's financial position or results of operations.

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No.25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on Prodigy's financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    This report on Form 10-K contains "forward-looking statements" relating to among other matters, future economic performance, plans and projections of revenue and other financial items, that are based on the beliefs of assumptions made by and information currently available to Prodigy. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The words "expect", "estimate", "anticipate", "believe", "intend", "plan" and similar expressions and variations thereof are intended to identify forward-looking statements. Important factors are described below, including risks and uncertainties, that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements.

    PRODIGY HAS YET TO GENERATE POSITIVE CASH FLOWS AND HAS INCURRED SIGNIFICANT LOSSES, AND MAY INCUR LOSSES IN THE FUTURE. IF PRODIGY DOES NOT ACHIEVE AND SUSTAIN PROFITABILITY, PRODIGY'S FINANCIAL CONDITION AND STOCK PRICE COULD DECLINE.

    Prodigy cannot assure that it will achieve or sustain profitability. Since inception, Prodigy has incurred significant losses. The following table shows Prodigy's revenues and net losses during the three years ended December 31, 1998, 1999 and 2000:

                                                              (IN MILLIONS)
                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1998       1999       2000
                                                      --------   --------   --------
Revenues............................................   $136.1     $173.4     $376.4
Net Losses..........................................   $ 65.1     $ 80.5     $209.6

    At December 31, 2000, Prodigy had:

    - an accumulated deficit of $582.9 million;

    - a working capital deficit of $85.1 million;

    - current liabilities of $122.7 million; and

    - current assets of $37.6 million.

    As a result of these losses, Prodigy has never generated positive cash flow from operations, and has relied on private and public sales of equity securities and borrowings to fund its operations. The following table shows Prodigy's negative cash flow from operations during the last three years:

      YEAR ENDED DECEMBER 31,
           (IN MILLIONS)
------------------------------------
 1998          1999           2000
------       --------       --------
$68.0         $40.1          $21.4

    PRODIGY MAY NOT BE ABLE TO FUND ITS OPERATIONS WITH THE CASH GENERATED FROM ITS BUSINESS AND ITS EXISTING CREDIT FACILITIES. THE EARLY TERMINATION OF ITS EXISTING CREDIT FACILITIES COULD FORCE PRODIGY TO SEEK ADDITIONAL EQUITY OR DEBT FINANCING ON TERMS UNFAVORABLE TO PRODIGY. ADDITIONAL FINANCING THAT MAY BE SOUGHT BY PRODIGY MAY RESULT IN DILUTION TO EXISTING STOCKHOLDERS AND ADDITIONAL OPERATING RESTRICTIONS.

    Prodigy has experienced substantial negative cash flow during 2000. Prodigy had $27.6 million of cash available at February 28, 2001. In December 2000, Prodigy entered into a credit agreement with SBC pursuant to which SBC has agreed to make revolving loans to Prodigy, from time to time, through December 21, 2003, in the maximum aggregate principal amount of $110 million. The credit agreement will terminate on December 31, 2003. As of March 15, 2001, $15 million was outstanding under this credit agreement. In January 2001, Prodigy extended a $150 million revolving line of credit from Banco Inbursa, an affiliate of Carso Global Telecom, to June 15, 2002. As of March 15, 2001,
$115 million was outstanding under this line of credit. The termination of either line of credit agreement would force Prodigy to seek additional equity or debt financing before it currently anticipates needing to do so. The terms under which Prodigy obtains additional equity or debt financing could be unfavorable to Prodigy and could adversely affect Prodigy's business. Any additional equity financing may cause investors to experience dilution. Any additional debt financing may result in restrictions on Prodigy's operations.

    PRODIGY OPERATES IN A HIGHLY COMPETITIVE MARKET AND FACES SIGNIFICANT COMPETITION FROM A VARIETY OF CURRENT AND POTENTIAL SOURCES, INCLUDING EARTHLINK AND AOL/TIME WARNER, AS WELL AS COMPANIES THAT PROVIDE BROADBAND SERVICES. PRODIGY MAY ALSO FACE ADDITIONAL COMPETITIVE PRESSURES FROM STRATEGIC ALLIANCES OR CONSOLIDATIONS AMONG OTHER INTERNET SERVICE PROVIDERS. MANY OF PRODIGY'S CURRENT AND FUTURE COMPETITORS HAVE GREATER FINANCIAL, MARKETING AND TECHNICAL RESOURCES. THUS, PRODIGY MAY FAIL TO COMPETE EFFECTIVELY IN ITS MARKET.

    Prodigy's industry is intensely competitive, and some of Prodigy's current and future competitors have substantially greater financial, marketing and technical resources than Prodigy. Increased competition could also adversely affect Prodigy's ability to develop new service offerings and interfere with Prodigy's efforts to maintain or grow its subscriber base. There can be no assurance Prodigy will compete effectively. Increasing competition could adversely affect Prodigy's future revenues and liquidity.

    Prodigy's industry includes many significant participants, including:

    - Internet service providers;

    - proprietary online service providers;

    - major international telecommunications companies;

    - internet-search services; and

    - various other telecommunications companies.

    Prodigy also faces competition from companies that provide broadband service to residential customers, including:

    - local and long-distance telephone companies;

    - cable television companies; and

    - electric utility companies.

    Among the larger Internet service providers that Prodigy competes with are EarthLink, Microsoft Network, AT&T WorldNet, MCI Internet, IBM Internet Connection, PSINet, and Concentric Network. Microsoft's ownership of the dominant PC operating system and the Microsoft Internet Explorer browser may give Microsoft Network competitive advantages, including distribution and marketing synergies. Prodigy also competes with AOL Time Warner, which offers the AOL/Time Warner and CompuServe proprietary online services over closed networks and Internet access.

    Broadband technologies offer significantly faster Internet access than conventional modems. Broadband companies could include Internet access in their basic service packages, offer access for a nominal additional charge, or prevent Prodigy from delivering Internet access through the cable or wire connections that these companies own.

    The federal Telecommunications Act of 1996 contains provisions that remove or establish procedures for removing restrictions on regional Bell operating companies, and others that may permit them to engage directly in the Internet access business. The act also makes it possible for national long-distance carriers, such as AT&T, to offer local telephone service, which would permit these carriers to offer direct local Internet access. The act and strategic alliances or consolidation among Internet service providers may result in additional competitive pressures.

    PRODIGY MAY BE SUBJECT TO INCREASING PRICING PRESSURES DUE TO INCREASING COMPETITION, THE INTRODUCTION OF FREE SERVICE AND UNLIMITED USAGE PLANS, AND THE ELIMINATION OF MOST HOURLY ACCESS CHARGES IN THE INDUSTRY, WHICH COULD RESULT IN LOWER REVENUES.

    Because of Prodigy's historically low operating margins, any decrease in revenues or increase in marketing expenses would diminish the likelihood of Prodigy becoming profitable. The introduction of free service and unlimited usage plans, and the elimination of most hourly access charges by Internet service providers, as well as increasing competition in Prodigy's industry, have placed further pressure on Prodigy's revenues and profit margins.

    SUBSCRIBER CANCELLATIONS ARE COMMON IN PRODIGY'S INDUSTRY, AND THE COST OF ACQUIRING AND RETAINING NEW SUBSCRIBERS IS HIGH. A HIGH RATE OF CUSTOMER TURNOVER MAY THUS ADVERSELY AFFECT PRODIGY'S FUTURE REVENUES AND EXPENSES.

    The failure to attract and retain subscribers to Prodigy's services, or an increase in or a failure to slow the rate of subscriber cancellations, would adversely affect Prodigy's future revenues. Prodigy's industry is characterized by a high rate of customer turnover. Customer acquisition expenses and the administrative expenses of enrolling and assisting new subscribers are substantial.

    MCLEODUSA'S FAILURE TO PROVIDE NETWORK SERVICES AS REQUIRED COULD DAMAGE PRODIGY'S BUSINESS.

    The failure by McLeodUSA for any reason to provide network services as required, or any significant disruption in these services, whether for technical, operational or financial reasons, could adversely affect Prodigy's service quality, reputation and customer base.

    TELECOMMUNICATIONS NETWORKS ARE SUBJECT TO SECURITY PROBLEMS SUCH AS BREAK-INS AND VIRUSES, AND OTHER NETWORK FAILURES. THE OCCURRENCE OF A NETWORK PROBLEM COULD RESULT IN BREACH OF CONFIDENTIALITY LAWSUITS, THE LOSS OF SUBSCRIBERS AND SUBSTANTIAL COSTS.

    Security problems represent an ongoing threat to the telecommunications networks used in Prodigy's business. McLeodUSA's network and Prodigy's data-hosting center are potentially vulnerable to computer viruses, break-ins and similar disruptions that could lead to service interruptions. Break-ins could jeopardize the confidentiality of information stored or transmitted by Prodigy's customers. The security measures employed by McLeodUSA and Prodigy cannot assure complete protection from security problems. The occurrence of these problems may result in claims against Prodigy, and could adversely affect it or its ability to attract and retain customers.

    Prodigy's operations are also dependent on the protection of McLeodUSA's network and its data-hosting center against damage from fire, power loss, telecommunications failures and similar events. Technical problems and network failures can occur from time to time in the ordinary course of operating a telecommunications network. Prodigy's host configuration for Prodigy Internet is unique, and for cost reasons, has not been replicated off-site. The occurrence of a natural disaster or other unanticipated problems in McLeodUSA's network or Prodigy's data-hosting center, or the failure of telecommunications providers to provide required data communications capacity due to a natural disaster or for any other reason, could cause interruptions in Prodigy's services. These service interruptions could adversely affect Prodigy's business.

    PRODIGY RELIES ON THIRD PARTY PROVIDERS, INCLUDING LOCAL PHONE COMPANIES, FOR ESSENTIAL BUSINESS SERVICES. THE INABILITY OR UNWILLINGNESS OF THESE COMPANIES TO CONTINUE TO PROVIDE TELECOMMUNICATIONS, CUSTOMER SERVICE, BILLING AND OTHER SERVICES TO PRODIGY, OR TO PROVIDE THESE SERVICES AT REASONABLE PRICES, COULD NEGATIVELY AFFECT PRODIGY'S BUSINESS.

    In addition to its network arrangements with McLeodUSA, Prodigy has outsourced aspects of its content, customer service and billing functions to several providers. Outsourcing makes Prodigy reliant on third party providers for critical functions. The failure of these providers to provide services as required, or any significant disruption of or deterioration in services, could require Prodigy to obtain alternative suppliers at a higher cost and result in customer cancellations.

    Prodigy also relies on local telephone and other companies to provide data communications capacity via local telecommunications lines and leased long-distance lines. Prodigy's suppliers and telecommunications carriers could enter into exclusive arrangements with its competitors, or stop selling or leasing their products or services to Prodigy at commercially reasonable prices or at all.

    PRODIGY MUST CONTINUE TO INCREASE ITS SUBSCRIBER BASE. ENROLLMENTS FROM PC BUNDLING ARE DECLINING AND THE GROWTH IN CONSUMER PURCHASES OF COMPUTERS IS SLOWING. IF FUTURE ENROLLMENTS FROM PC BUNDLING ARE NOT FULLY REPLACED BY ENROLLMENTS FROM OTHER ACQUISITION PROGRAMS, PRODIGY'S FINANCIAL CONDITION MAY DECLINE.

    Prodigy's financial condition may decline if it does not continue to increase its subscriber base. Historically, a majority of Prodigy Internet enrollments have arisen from bundling arrangements with PC manufacturers. In 1998, 44% of total enrollments to Prodigy Internet were obtained through PC bundling, including 32% from Prodigy's PC bundling relationship with Packard Bell/NEC. In 1999, the percentage of total enrollments to Prodigy Internet obtained through PC bundling declined to 15%, but the percentage obtained through contract acquisition programs, in which Prodigy makes payments of up to $400 to major PC retailers who enroll subscribers to term subscriptions of at least one year, increased from zero in 1998, to 34%. Prodigy's contract acquisition program with Best Buy accounted for approximately 33% of total enrollments during 1999. Prodigy's contract acquisition program with Best Buy has been terminated. Prodigy has other, less significant, contract acquisition programs with other retailers, and entered into an additional contract acquisition program in February 2000. During 2000, SBC contributed 74,722 net dial-up customers and 229,702 net DSL customers on behalf of Prodigy. However, Prodigy cannot predict whether future contract acquisition programs will generate as many enrollments as in the past. Prodigy is not currently engaged in contract acquisition programs with retailers as of February 28, 2001.

    IF PRODIGY IS UNABLE TO EXPAND ITS NETWORK AND OPERATIONS TO ACCOMMODATE AND MIGRATE CUSTOMERS ACQUIRED THROUGH THE ACQUISITION OF FLASHNET COMMUNICATIONS OR THE SBC TRANSACTION TO PRODIGY'S SERVICE, PRODIGY MAY LOSE SUBSCRIBERS AND THUS MAY BE UNABLE TO ACHIEVE DESIRED RESULTS OF THE ACQUISITIONS AND STRATEGIC RELATIONSHIPS AND MAY EXPERIENCE INCREASED OPERATING LOSSES.

    As a part of its business strategy, Prodigy has completed several acquisitions to date, including the acquisition of FlashNet Communications in May 2000, and may enter into additional business combinations, acquisitions and strategic relationships. As a result of these transactions, Prodigy must rapidly take on management of a significant number of new customers. This is requiring Prodigy to expand its operations, especially its network and customer service operations, in order to accommodate these new customers. Any failure of Prodigy to successfully expand its operations and a resulting deterioration of service could make it difficult for Prodigy to attract and retain customers, including the customers resulting from the SBC transaction.

    Prodigy may not succeed in addressing these risks or any other problems encountered in connection with these transactions potentially disrupting Prodigy's business and causing increased losses.

    PRODIGY MAY NOT BE ABLE TO COMPLETE ANY ACQUISITIONS, WHICH COULD ADVERSELY AFFECT ITS COMPETITIVE POSITION.

    Prodigy's failure to expand its business through acquisitions may materially adversely affect its competitive position. Prodigy may be unable to identify, finance and complete acquisitions on acceptable terms. The Internet services industry is highly fragmented, consisting of several thousand Internet service providers in the United States. The Internet services industry is already experiencing consolidation, which is expected to continue over the next few years.

    PRODIGY'S BUSINESS PLAN REQUIRES IT TO CONTINUE TO GROW ITS OWNED AND MANAGED SUBSCRIBER BASE. IF PRODIGY IS UNABLE TO MANAGE GROWTH EFFECTIVELY AND MAINTAIN CONSISTENT NETWORK PERFORMANCE, ITS BUSINESS COULD BE HARMED.

    Prodigy's ability to exploit the market for its products and services, and increase its subscriber base, requires an effective planning and management process. Prodigy's ability to plan and manage effectively will require Prodigy to continue to implement and improve its operational, financial and management information systems. Prodigy will also be required to attract and retain skilled managers and other personnel, including its current executive officers.

    IF SBC MARKETING EFFORTS FAIL TO GENERATE ADDITIONAL DSL SUBSCRIBERS, PRODIGY MAY EXPERIENCE ADDITIONAL OPERATING LOSSES.

    The number of Prodigy Internet owned and managed subscribers, excluding Telmex, increased from 1.138 million at December 31, 1999 to 2.155 million at February 28, 2001. A significant portion of the increase was due to SBC's DSL subscribers managed by Prodigy as a result of the SBC transaction. Prodigy's continued growth in the DSL marketplace will largely tie to marketing efforts of SBC. If SBC's marketing efforts do not succeed or if SBC fails to provide Prodigy with the minimum number of DSL subscribers as required in the strategic and marketing agreement (3.75 million over the nine-year period), Prodigy may experience additional operating losses.

    IF PRODIGY IS UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL IN AN INTENSELY COMPETITIVE ENVIRONMENT, ITS OPERATIONS COULD BE ADVERSELY EFFECTED. THE SBC TRANSACTION AND THE RELOCATION OF PRODIGY'S HEADQUARTERS TO AUSTIN, TEXAS, MAY CAUSE PRODIGY TO LOSE KEY PERSONNEL.

    Competition for key personnel is intense, and there can be no assurance that Prodigy will be successful in attracting and retaining necessary personnel to maintain and support its business. Competition for key personnel is intense, and there can be no assurance that Prodigy will be successful in attracting and retaining necessary personnel to maintain and support its business. As a result of the SBC transaction and the relocation of Prodigy's headquarters to Austin, Texas, there was a high degree of turnover of Prodigy senior managers during 2000.

    SBC has considerable influence over the management of Prodigy. Several of Prodigy's senior executives are employees of SBC and are compensated by SBC. If SBC fails to retain such employees, Prodigy will lose valuable key personnel. As a result of SBC's influence over the management of Prodigy, current and prospective Prodigy employees may experience uncertainty about their future roles with Prodigy. This uncertainty may cause Prodigy to fail to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could affect the condition of Prodigy's business.

    SBC AND CARLOS SLIM HELU CONTROL PRODIGY. SBC AND CARLOS SLIM HELU CAN DETERMINE THE OUTCOME OF ALL MATTERS SUBMITTED TO STOCKHOLDERS IRRESPECTIVE OF THE VOTES OF OTHER STOCKHOLDERS.

    SBC and Carlos Slim Helu control Prodigy. Mr. Slim and members of his immediate family beneficially own a majority of the voting equity securities of Carso Global Telecom. Carso Global Telecom may be deemed to control Telmex through the shares of Telmex that it owns directly and indirectly. Carlos Slim Helu, Carso Global Telecom and Telmex collectively own 41,910,111 shares of Class A common stock of Prodigy, representing approximately 34.7% of the outstanding voting securities of Prodigy. SBC, through its ownership of Class B common stock and units in Prodigy Communications Limited Partnership, has voting power equivalent to the ownership of 50,448,283 shares of Class A common stock of Prodigy, representing approximately 41.8% of the outstanding voting securities of Prodigy. SBC, as the holder of Class B common stock, has the right to elect three of the nine members of Prodigy's board of directors. The holders of Class A common stock, including SBC, have the right to elect the remaining members of Prodigy's board of directors. Pursuant to a voting agreement, SBC has agreed to vote in favor of three nominees to the Prodigy board of directors designated by Carso Global Telecom and Telmex.

    Furthermore, the following business relationships among Prodigy, Carlos Slim Helu and SBC exist:

    - Carlos Slim Helu controls Carso Global Telecom, and is a director of SBC;

    - Carso Global Telecom controls Telmex, and SBC owns an equity interest of approximately 8.9% in Telmex;

    - Carso Global Telecom and SBC have formed other joint ventures in the past, and may do so in the future; and

    - Charles Foster, Chairman of Prodigy's board of directors, Paul Roth, President and CEO, Gregory Williams, Chief Operating Officer, and Allen Craft, Chief Financial Officer, are executive officers of Prodigy and are employed by SBC.

    As a result of the SBC transaction, all major corporate actions will require the unanimous approval of the executive steering committee.

    THE EXISTENCE AND AUTHORITY OF THE EXECUTIVE STEERING COMMITTEE MAY DECREASE THE WILLINGNESS OF SOME POTENTIAL DIRECTORS TO SERVE ON THE BOARD OF DIRECTORS.

    As part of the SBC transaction, Prodigy established an executive steering committee, consisting of two directors selected by SBC and two directors selected by Carso Global Telecom and Telmex. The current members of the executive committee are Messrs. Foster, Chico Pardo, Pickering and Salameh. All major corporate actions require the unanimous approval of the executive steering committee prior to being submitted for the approval of the board of directors of Prodigy. A potential director who does not anticipate being appointed to the steering committee could perceive the authority of the steering committee as diminishing the authority of the full board. This could make it more difficult for Prodigy to attract and retain qualified directors.

    ALTHOUGH THE STRATEGIC AND MARKETING AGREEMENT WAS RECENTLY EXTENDED THROUGH 2009, SBC WILL RETAIN ITS INTEREST IN PRODIGY IF THE STRATEGIC AND MARKETING AGREEMENT EXPIRES OR IS TERMINATED.

    As part of the SBC transaction, Prodigy and SBC entered into a strategic and marketing agreement governing the marketing of the Prodigy Internet service and related matters. Effective January 1, 2001, SBC and Prodigy modified the original strategic and marketing agreement and extended it to a nine-year period (until December 31, 2009). SBC may terminate the agreement if Prodigy fails to meet specified performance standards or in other specified circumstances. If the agreement expires or is terminated, SBC will retain its interest in Prodigy. As a result, there is a possibility that Prodigy may not realize the benefits it anticipated receiving when it issued an approximate 43% interest to SBC.

    PRODIGY'S BUSINESS IS SUBJECT TO SEASONALITY WHICH CAUSES PRODIGY'S QUARTERLY RESULTS TO FLUCTUATE. IF PRODIGY'S QUARTERLY RESULTS FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, PRODIGY'S BUSINESS MAY BE ADVERSELY AFFECTED.

    Although Prodigy's strategy of contracting with third parties to provide services such as network access, billing and customer service enables it to tie many variable costs to variable revenue sources, Prodigy bases its fixed expenses, in part, on its expectations of future revenues. If revenues are below expectations, Prodigy may be unable to reduce fixed costs proportionately, which may adversely affect its operating results.

    Prodigy experiences quarterly fluctuations in its operating results due to many factors including:

    - pricing changes;

    - changes in the level of consumer spending during business cycles;

    - timing of introduction of new and enhanced services by Prodigy; and

    - competitive factors.

    In addition, Prodigy historically has experienced seasonality in its business, with higher expenses during the last and first fiscal quarters, corresponding to the Christmas and post-Christmas selling season. Accordingly, Prodigy believes that quarter-to-quarter comparisons of operating results may not be meaningful or indicative of future results.

    THE FAILURE TO PROTECT PRODIGY'S PROPRIETARY TECHNOLOGY ADEQUATELY WOULD ADVERSELY AFFECT PRODIGY'S COMPETITIVE POSITION.

    Failure to protect Prodigy's proprietary technology could adversely affect its competitive position. Prodigy attempts to protect its proprietary technology through copyright and trade secrets laws, patents, employee and third party confidentiality agreements, and other methods. Prodigy grants customers a license to use its services under agreements that contain terms and conditions prohibiting unauthorized reproduction. Despite these precautions, unauthorized third parties may be able to copy portions of Prodigy's services or reverse engineer or obtain and use information Prodigy regards as proprietary.

    PRODIGY DEPENDS ON THE CONTINUED USE AND EXPANSION OF THE INTERNET.

    Prodigy's business and revenues depend on the continued use and expansion of the Internet. A decrease in the demand for Internet services or a reduction in the currently anticipated growth for Internet services could adversely affect Prodigy's future revenues and liquidity. Only recently has the commercial sector begun significant use of the Internet, and more recently still, have consumers begun using the Internet. Use of the Internet has grown dramatically, but Prodigy cannot assure the continued use and expansion of the Internet as a medium of communications and commerce.

    PRODIGY'S ATTRACTION AND RETENTION OF CUSTOMERS DEPENDS ON ITS ABILITY TO ANTICIPATE AND ADAPT TO RAPIDLY CHANGING TECHNOLOGY, AND ON THE COMPATIBILITY OF ITS TECHNOLOGY WITH THE TECHNOLOGY OF OTHERS.

    Prodigy's industry is characterized by rapid technological change resulting in dynamic customer demands and frequent new product and service introductions. As a result of these technical improvements, markets can change rapidly. Prodigy's future results will depend in part on its ability to make timely and cost-effective enhancements and additions to its services. For example, competitors have introduced, or announced plans to introduce, high-speed Internet access utilizing broadband technology through cable lines, integrated services digital network, or ISDN telephone service, and digital subscriber line, or DSL telephone service. While Prodigy offers high-speed Internet access through DSL, to the extent that Prodigy provides DSL services on its own, Prodigy may not have sufficient resources to provide DSL access when introducing new services that meet customer demands on a timely basis. Prodigy's new service introductions may not achieve market acceptance.

    Prodigy's ability to compete successfully is also dependent upon the continue compatibility of its services with the technologies of others. Although Prodigy intends to support emerging standards in the market for Internet access, its products may not conform to new standards in a timely fashion. Services or technologies developed by others could render Prodigy's services or technology non-competitive or obsolete.

    CHANGES IN GOVERNMENT REGULATION, WHICH ARE LIKELY IN THE RAPIDLY EVOLVING INTERNET-RELATED INDUSTRIES, COULD ADVERSELY AFFECT PRODIGY'S BUSINESS.

    Internet access and online services are not subject to direct regulation in the United States. Changes in the regulatory environment relating to the telecommunications and media industry could adversely affect Prodigy's business, financial condition, results of operations, or prospects. As the law in this area develops, Prodigy's potential liability for information available through its services could require Prodigy to implement measures to reduce its exposure to this liability. Regulation of the Internet and online services industry could result in increased telecommunications costs or competition for participants in the Internet industry, including Prodigy. Prodigy cannot predict whether, or to what extent, any new regulation will occur, or what effect any new regulation would have on it. Due to the increasing use of the Internet, additional laws may be adopted covering issues such as content, user privacy, pricing, libel, intellectual property protection and infringement, and technology export and other controls.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK ON VARIABLE RATE FINANCIAL INSTRUMENTS

    Prodigy maintains a $150 million line of credit from Banco Inbursa, S.A. The terms of this line of credit allow Prodigy to borrow, repay and re-borrow amounts in minimum increments of $1 million and is available for draw-down until June 15, 2002. Interest rates on this facility fluctuate based on market conditions at the time of each draw-down. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Prodigy's outstanding borrowings under this facility as of December 31, 2000 at an average interest rate of 12% per annum, a 100 basis point increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $1.4 million. The fair market value of the outstanding obligations under this facility approximate the facility's carrying value due to the variable interest rates in place as of December 31, 2000.

    In addition to the above, on January 19, 2001, Prodigy entered into a $110 million line of credit with SBC which expires on December 31, 2003 and bears interest at LIBOR plus 400 basis points. Accordingly, increases in market interest rates would cause interest expense, if any, on this facility to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Prodigy had no outstanding amounts under this credit facility as of December 31, 2000.

    Prodigy did not hold derivative financial instruments as of December 31, 2000 and has never held these instruments in the past.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PRODIGY COMMUNICATIONS CORPORATION
  Report of Independent Accountants.........................   45
  Consolidated Balance Sheets at December 31, 1999 and
  2000......................................................   46
  Consolidated Statement of Operations for the years ended
  December 31, 1998, 1999 and 2000..........................   47
  Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................   48
  Consolidated Statements of Stockholder's Equity (Deficit)
  for the years ended December 31, 1998, 1999 and 2000......   49
  Notes to Consolidated Financial Statements................   50

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Prodigy Communications
Corporation:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Prodigy Communications Corporation and its subsidiaries ("Prodigy") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Prodigy's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 29, 2001

                       PRODIGY COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        2000
                                                              ---------   ---------
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $  35,473   $  23,042
  Trade accounts receivable, net of allowances for doubtful
    accounts of $3,380 and $3,797 at December 31, 1999 and
    2000, respectively......................................     10,314       7,683
  Due from affiliates.......................................      1,801       2,642
  Prepaid expenses..........................................      2,793       3,180
  Other current assets......................................      1,437       1,076
                                                              ---------   ---------
    Total current assets....................................     51,818      37,623
Restricted cash.............................................      4,692       5,261
Property and equipment, net.................................     18,201      30,005
Goodwill and other intangibles, net.........................     87,321     596,350
Subscriber acquisition costs, net...........................    182,838     129,815
Other assets................................................      1,118       3,611
                                                              ---------   ---------
    Total assets............................................  $ 345,988   $ 802,665
                                                              =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Notes payable to related party............................  $ 110,154   $      --
  Accounts payable..........................................     24,351      22,910
  Accrued compensation......................................      3,095       4,566
  Accrued restructuring and other costs.....................      3,849      20,724
  Other accrued expenses....................................     16,847      33,575
  Accrued subscriber acquisition costs......................      7,144       5,431
  Unearned revenue..........................................     14,062      28,580
  Capital lease obligation--short term......................        412       6,879
                                                              ---------   ---------
    Total current liabilities...............................    179,914     122,665
Capital lease obligation--long term.........................        983       6,535
Notes payable to related party..............................         --     137,000
                                                              ---------   ---------
    Total liabilities.......................................    180,897     266,200
Minority interest...........................................         --     229,373

Commitments and contingencies (Note 14)
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; none issued or outstanding..................         --          --
  Class A Common stock, $.01 par value; 150,000,000 shares
    authorized; 64,502,608 and 70,212,598 shares issued and
    outstanding at December 31, 1999 and 2000,
    respectively............................................        645         702
  Class B Common stock: $.01 par value; 1 share issued and
    outstanding at December 31, 2000........................         --          --
  Additional paid-in capital................................    539,054     889,288
  Accumulated deficit.......................................   (373,275)   (582,898)
  Note receivable from stockholder..........................     (1,333)         --
                                                              ---------   ---------
    Total stockholders' equity..............................    165,091     307,092
                                                              ---------   ---------
    Total liabilities and stockholders' equity..............  $ 345,988   $ 802,665
                                                              =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1999       2000
                                                              --------   --------   ---------
Revenues:
  Prodigy Internet..........................................  $ 80,696   $154,211   $ 288,504
  Amortization of subscriber incentives.....................        --    (15,630)    (53,439)
                                                              --------   --------   ---------
  Prodigy Internet, net of amortization.....................    80,696    138,581     235,065

  Prodigy Classic...........................................    48,212     15,599          --
  Management fees...........................................        --      6,833     112,987
  Other.....................................................     7,232     12,395      28,303
                                                              --------   --------   ---------
    Total revenues..........................................   136,140    173,408     376,355
Operating costs and expenses:
  Costs of revenue..........................................    93,355    102,199     207,828
  Sales and marketing.......................................    41,678     58,854      94,909
  Product development.......................................    10,880     12,341      14,284
  General and administrative................................    44,640     61,652     131,922
  Depreciation and amortization.............................    16,072     21,792     179,069
  Amortization of subscriber acquisition costs..............        --      4,818      11,621
  Restructuring costs.......................................        --         --      19,452
  Write-off of goodwill and other intangibles...............        --         --      33,020
                                                              --------   --------   ---------
    Total operating costs and expenses......................   206,625    261,656     692,105
Operating loss..............................................   (70,485)   (88,248)   (315,750)
  Gain on sale of assets/equity investments.................     5,176      3,319          --
  Gain on settlement of note payable........................        --      1,714          --
  Gain on settlement of note receivable.....................        --        500          --
  Interest income...........................................     1,541      5,121       1,453
  Interest expense..........................................    (1,315)    (2,859)    (13,533)
  Minority interest in net loss.............................        --         --     118,172
  Other.....................................................        --        (35)         35
                                                              --------   --------   ---------
    Net loss................................................  $(65,083)  $(80,488)  $(209,623)
                                                              ========   ========   =========
Basic and diluted loss per share............................  $  (1.60)  $  (1.34)  $   (3.10)
                                                              ========   ========   =========
Weighted average number of common shares outstanding used in
  computing basic and diluted net loss per share............    40,746     59,958      67,719
                                                              ========   ========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998       1999        2000
                                                              --------   ---------   ---------
Cash flows from operating activities:
Net loss....................................................  $(65,083)  $ (80,488)  $(209,623)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Gain on sale of assets....................................    (5,176)     (3,319)         --
  Gain on settlement of note payable........................        --      (1,714)         --
  Gain on settlement of note receivable.....................        --        (500)         --
  Option grants at below fair value.........................       730       1,481       2,108
  Depreciation and amortization of property and equipment...     7,896       8,429      16,250
  Amortization of intangibles and write-off of goodwill.....     7,446      11,882     195,839
  Amortization of subscriber acquisition costs (including
  incentives)...............................................        --      20,448      65,060
  Minority interest in net loss.............................                          (118,171)
  Provision for doubtful accounts...........................       (49)     (3,200)     (8,072)
  Change in operating assets and liabilities, net of effects of acquisitions and
    disposals:
  Trade accounts receivable.................................       823      (4,711)     11,082
  Due from affiliate........................................        --      (1,801)       (841)
  Prepaid expenses..........................................      (312)     (1,078)        646
  Other assets..............................................     1,320      (1,083)      1,745
  Assets held for sale......................................     1,650          --          --
  Accounts payable and other accrued expenses...............   (20,359)     12,997      (1,102)
  Accrued compensation......................................       652          95         763
  Accrued restructuring, purchase and other special costs...    (3,170)       (856)     16,875
  Unearned revenue..........................................     5,648       3,271       6,060
                                                              --------   ---------   ---------
    Net cash used in operating activities...................   (67,984)    (40,147)    (21,381)
Cash flows from investing activities:
  Acquisition of property and equipment.....................    (2,567)     (9,907)     (4,877)
  Acquisition of subscribers................................        --    (196,142)     (9,573)
  Acquisition of businesses.................................        --      (9,829)     (1,678)
  SBC transaction costs.....................................        --          --      (3,533)
  Increase in investments...................................        --          --      (2,000)
  Proceeds from sale of assets/equity investments...........     5,176       3,319          --
                                                              --------   ---------   ---------
    Net cash provided by (used in) investing activities.....     2,609    (212,559)    (21,661)
Cash flows from financing activities:
  Proceeds from issuance of common stock....................    74,942     164,533       2,595
  Repayment of notes payable to related parties.............   (32,100)    (19,846)    (13,809)
  Proceeds from notes payable to related parties............    22,100     130,000      40,655
  Repayment of borrowings...................................   (30,000)       (750)         --
  Proceeds from borrowings..................................    30,000          --          --
  Payment of note receivable from stockholder...............     1,333       1,334       1,333
  (Increase)/decrease in restricted cash....................    (1,272)        728        (163)
  Other.....................................................       189          --          --
                                                              --------   ---------   ---------
  Net cash provided by financing activities.................    65,192     275,999      30,611
                                                              --------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........      (183)     23,293     (12,431)
Cash and cash equivalents, beginning of period..............    12,363      12,180      35,473
                                                              --------   ---------   ---------
Cash and cash equivalents, end of period....................  $ 12,180   $  35,473   $  23,042
                                                              ========   =========   =========

Supplementary cash flow information:
  Cash paid for interest....................................  $  1,164   $   1,823   $  13,035
                                                              ========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                              COMMON STOCK           COMMON STOCK
                                                             CONTINGENT          CLASS A               CLASS B          ADDITIONAL
                                                             CONVERTIBLE   -------------------   --------------------    PAID-IN
                                                                NOTES       SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL
                                                             -----------   --------   --------   ---------   --------   ----------
Balance at December 31, 1997...............................   $  30,500     33,804      $338           --    $    --     $218,736

Issuance of common stock for cash..........................                 11,254       112           --         --       74,926
Issuance of common stock on conversion of advances from
  stockholders.............................................          --         --        --           --         --           --
Options granted at below fair market value.................          --         --        --           --         --          730
Acquisition and retirement of treasury shares..............          --        (24)       --           --         --          (96)
Comprehensive loss:
  Net loss.................................................          --         --        --           --         --           --
  Translation adjustment...................................          --         --        --           --         --           --
Comprehensive loss.........................................          --         --        --           --         --           --
                                                              ---------    -------      ----     ---------   -------     --------
Balance at December 31, 1998...............................      30,500     45,034       450           --         --      294,296

Issuance of common stock...................................          --     12,373       124           --         --      164,409
Issuance of common stock on acquisition of BizOnThe.Net....          --      2,841        28           --         --       48,411
Convertible securities redemption..........................     (30,500)     4,255        43           --         --       30,457
Options granted below fair market value....................          --         --        --           --         --        1,481
Comprehensive loss:
  Net loss.................................................          --         --        --           --         --           --
Comprehensive loss.........................................          --         --        --           --         --           --
                                                              ---------    -------      ----     ---------   -------     --------
Balance at December 31, 1999...............................          --     64,503       645           --         --      539,054

Exercise of options/employee stock purchase plan...........          --        460         5           --         --        4,816
Issuance of common stock...................................          --         --        --           --         --           --
Issuance of common stock and vested options/warrants
  in connection with the acquisition of FlashNet...........          --      5,024        50           --         --      131,468
Issuance of common stock in SBC transaction................          --         --        --                      --           --
Sale of subsidiary to minority interest....................          --         --        --           --         --      209,775
Issuance of common stock in connection with subscriber
  acquisitions.............................................          --        226         2           --         --        4,175
Comprehensive loss:
  Net loss.................................................          --         --        --           --         --           --
Comprehensive loss.........................................          --         --        --           --         --           --
                                                              ---------    -------      ----     ---------   -------     --------
Balance at December 31, 2000...............................   $      --     70,213      $702                 $    --     $889,288
                                                              =========    =======      ====     =========   =======     ========

                                                                               ACCUMULATED
                                                                                  OTHER
                                                             ACCUMULATED      COMPREHENSIVE      NOTE RECEIVABLE
                                                               DEFICIT        (LOSS) PROFIT      FROM STOCKHOLDER     TOTAL
                                                             ------------   ------------------   ----------------   ---------
Balance at December 31, 1997...............................   $(227,704)          $(189)             $(4,000)       $  17,681
Issuance of common stock for cash..........................          --              --                   --           75,038
Issuance of common stock on conversion of advances from
  stockholders.............................................          --              --                1,333            1,333
Options granted at below fair market value.................          --              --                   --              730
Acquisition and retirement of treasury shares..............          --              --                   --              (96)
Comprehensive loss:
  Net loss.................................................     (65,083)             --                   --          (65,083)
  Translation adjustment...................................          --             189                   --              189

Comprehensive loss.........................................          --              --                   --
                                                              ---------           -----              -------        ---------
Balance at December 31, 1998...............................    (292,787)             --               (2,667)          29,792
Issuance of common stock...................................          --              --                1,334          165,867
Issuance of common stock on acquisition of BizOnThe.Net....          --              --                   --           48,439
Convertible securities redemption..........................          --              --                   --               --
Options granted below fair market value....................          --              --                   --            1,481
Comprehensive loss:
  Net loss.................................................     (80,488)             --                   --          (80,488)

Comprehensive loss.........................................          --              --                   --               --
                                                              ---------           -----              -------        ---------
Balance at December 31, 1999...............................    (373,275)             --               (1,333)         165,091
Exercise of options/employee stock purchase plan...........          --              --                   --            4,821
Issuance of common stock...................................          --              --                1,333            1,333
Issuance of common stock and vested options/warrants
  in connection with the acquisition of FlashNet...........          --              --                   --          131,518
Issuance of common stock in SBC transaction................          --              --                   --               --
Sale of subsidiary to minority interest....................          --              --                   --          209,775
Issuance of common stock in connection with subscriber
  acquisitions.............................................          --              --                   --            4,177
Comprehensive loss:
  Net loss.................................................    (209,623)             --                   --         (209,623)

Comprehensive loss.........................................          --              --                   --               --
                                                              ---------           -----              -------        ---------
Balance at December 31, 2000...............................   $(582,898)          $  --              $    --        $ 307,092
                                                              =========           =====              =======        =========


                                                             COMPREHENSIVE
                                                                  LOSS
                                                             --------------
Balance at December 31, 1997...............................
Issuance of common stock for cash..........................
Issuance of common stock on conversion of advances from
  stockholders.............................................
Options granted at below fair market value.................
Acquisition and retirement of treasury shares..............
Comprehensive loss:
  Net loss.................................................    $ (65,083)
  Translation adjustment...................................          189
                                                               ---------
Comprehensive loss.........................................      (64,894)
                                                               =========
Balance at December 31, 1998...............................
Issuance of common stock...................................
Issuance of common stock on acquisition of BizOnThe.Net....
Convertible securities redemption..........................
Options granted below fair market value....................
Comprehensive loss:
  Net loss.................................................      (80,488)
                                                               ---------
Comprehensive loss.........................................      (80,488)
                                                               =========
Balance at December 31, 1999...............................
Exercise of options/employee stock purchase plan...........
Issuance of common stock...................................
Issuance of common stock and vested options/warrants
  in connection with the acquisition of FlashNet...........
Issuance of common stock in SBC transaction................
Sale of subsidiary to minority interest....................
Issuance of common stock in connection with subscriber
  acquisitions.............................................
Comprehensive loss:
  Net loss.................................................     (209,623)
                                                               ---------
Comprehensive loss.........................................    $(209,623)
                                                               =========
Balance at December 31, 2000...............................


   The accompanying notes are an integral part of the consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

    Prodigy Communications Corporation ("Prodigy") is a leading nationwide Internet Service Provider ("ISP"). Prodigy Internet delivers fast and reliable Internet access and user-friendly Internet-based products, services and information via a nationwide network covering more than 850 locations in all 50 states. Prodigy was formed in June 1996, under the name Prodigy, Inc., to acquire Prodigy Services Company ("PSC") and to hold interests in International Wireless Incorporated ("International Wireless"). In October 1996, Prodigy launched Prodigy Internet, a service allowing consumers with any computer operating system to access the Internet. Prodigy Classic, PSC's original online service launched in 1988, was discontinued in October 1999, as Prodigy completed the transition to Prodigy Internet. Since the autumn of 1997, Prodigy has focused on expanding the Prodigy Internet subscriber base and introducing Internet-based services.

    At December 31, 1999, Prodigy was controlled by Carso Global Telecom, S.A. de C.V. ("Carso Global Telecom") through a 64.2% direct and indirect majority voting equity interest in Prodigy's common stock. As a result of a strategic relationship consummated with SBC Communications Inc. ("SBC") during 2000 (see
Note 2--Acquisition of FlashNet Communications, Transaction with SBC and BizOnThe.Net Acquisition), Prodigy contributed substantially all of its assets and liabilities and transferred its employees to an operating partnership, Prodigy Communications Limited Partnership. Prodigy is the general partner of the partnership and owns an approximate 57 percent interest and reports the partnership on a consolidated basis net of SBC's minority interest. SBC owns an approximate 43 percent interest in the partnership and owns a 43 percent indirect interest in Prodigy's voting common stock. As of December 31, 2000, Carso Global Telecom and Telemex own a 34 percent interest in Prodigy.

    Since formation, Prodigy has relied on private sales of equity securities (totaling $294,100 through December 31, 2000), borrowings and its initial public offering in February 1999 (with net proceeds of $157,200) to fund its operations. Prodigy has incurred significant losses since inception and, at December 31, 2000, had an accumulated deficit of $582,898 and a working capital deficit of $85,042 comprised of current liabilities of $122,665 offset by current assets of $37,623. For the years ended December 31, 1998, 1999 and 2000, Prodigy incurred negative cash flows from operations of $67,984, $40,147 and $21,381, respectively.

    At February 28, 2001, Prodigy had available cash and cash equivalents of $27,633. Prodigy is currently experiencing negative cash flow each month and expects to continue to experience negative cash flows through at least 2001. In order to meet Prodigy's short-term cash needs, Prodigy continues to rely on its $150,000 line of credit with Banco Inbursa, S.A., which is guaranteed by Telmex. At December 31, 2000, the balance borrowed under this line of credit was $137,000. (See Note 10--Notes Payable). Additionally, on December 29, 2000, Prodigy and SBC entered into a credit agreement, pursuant to which, effective January 19, 2001, SBC agreed to make revolving loans to Prodigy in the maximum aggregate principal amount of $110,000. (See Note 17--Related Party Transactions).

    In addition, to reduce the up-front cash requirements associated with its DSL expansion, Prodigy had re-negotiated the payment terms of its subscriber acquisition costs with SBC. Effective October 1, 2000, Amendment No. 1 to Prodigy's Strategic and Marketing Agreement with SBC (see Note 2 "Acquisition of FlashNet Communications, Transaction with SBC and BizOnThe.Net Acquisition") (the "Amendment") permits Prodigy to pay subscriber acquisition costs over a three-year period with the first installment due in October 2001. Previously, such payments were due SBC at the time a qualified enrollment was recorded. In addition, payment of subscriber acquisition costs owed to SBC prior to October 1, 2000 may be deferred by Prodigy until February 5, 2001. Deferred payments under the Amendment are subject to interest at the

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

rate of 12% per annum. On January 1, 2001, Prodigy and SBC further amended and restated the strategic and marketing agreement pursuant to which, among other things, SBC waived approximately $23 million in subscriber acquisition costs (See Note 17--Related Party Transactions).

    Prodigy's future financing requirements will depend on a number of factors, including Prodigy's operating performance and increases in operating expenses associated with growth in Prodigy's business. Prodigy believes that its operations in 2001 can be supported by the combination of the SBC and Banco Inbursa lines of credit and funds generated internally.

NOTE 2. AQUISITION OF FLASHNET COMMUNICATIONS, TRANSACTION WITH SBC AND BIZONTHE.NET ACQUISITION

    On November 5, 1999, Prodigy agreed to acquire FlashNet
Communications, Inc. ("FlashNet") in a stock-for-stock merger. This merger was completed on May 31, 2000. Under the terms of the merger agreement, Prodigy issued .35 shares of Prodigy Class A common stock for each share of FlashNet common stock outstanding on the closing date of the transaction, or 5,023,654 shares. In addition, Prodigy assumed all vested FlashNet stock options and warrants outstanding as of the date of the merger.

    Under accounting principles generally accepted in the United States, the acquisition of FlashNet has been accounted for under the purchase method of accounting. Accordingly, the cost to acquire FlashNet has been allocated to the assets acquired and liabilities assumed based on their estimated fair values, with the excess allocated to goodwill as follows:

Value of stock portion of purchase price..........  $119,764
Value of options and warrants assumed.............    12,573
Transaction costs.................................     1,931
                                                    --------
Purchase price....................................   134,268
Add: fair value of net liabilities assumed........     8,982
                                                    --------
Goodwill..........................................  $143,250
                                                    ========

    Based on the value of the 5,023,654 shares of Prodigy Class A common stock issued and 778,187 options/warrants assumed in connection with the FlashNet acquisition, the total purchase price was $134,268 including transaction costs of $1,931. The goodwill and other intangibles acquired, based on the excess of the purchase price over the net book value of net assets acquired, was $143,250. The goodwill and other intangibles are being amortized on a straight-line basis over an estimated useful life of three years.

    On October 5, 1999, Prodigy acquired the BizOnThe.Net Web hosting business of U.S. Republic Communications, Inc. an indirect majority owned subsidiary of VarTec including the subscribers of the BizOnThe.Net Web hosting business. At the closing, Prodigy repaid a $9 million loan from VarTec to U.S. Republic and issued 2,840,993 shares of Prodigy Class A common stock to U.S. Republic including 727,272 shares held in an escrow account to secure the indemnification obligations of U.S. Republic and its shareholders. In January 2001, in partial consideration of its acquisition of the BizOnThe.Net Web-hosting business of U.S. Republic Communications, Prodigy agreed to release from escrow
727,272 shares of its Class A common stock from the escrow to U.S. Republic in lieu of any additional obligations by Prodigy relating to Prodigy's acquisition of BizOnThe.Net.

    The acquisition of BizOnThe.Net has been accounted for under the purchase method of accounting and, accordingly, the cost to acquire BizOnThe.Net was allocated to the assets acquired and liabilities assumed based on their respective fair values with the excess allocated to goodwill. Based on the value of

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

the 2,840,993 shares of Class A common stock currently issued in connection with the BizOnThe.Net acquisition and the $9,000 cash used to repay the loan, the total purchase price was approximately $58,000. The excess of the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed of $49,688 has been allocated to goodwill and amortized on a straight-line basis over 3 years. (See Note 8--Intangible Assets).

    The operations of BizOnThe.Net were combined with Prodigy's existing Web hosting businesses and the combined operation is called ProdigyBiz.

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

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                ---------------------
                                                  1999        2000
                                                ---------   ---------
Revenues......................................  $ 232,808   $ 393,988
Net loss......................................   (173,655)   (241,931)
Pro-forma net loss per common share...........      (2.59)      (3.47)

    TRANSACTIONS WITH SBC

    In November 1999, Prodigy announced a transaction with SBC. As a result of this transaction, which was completed on May 31, 2000, SBC acquired an approximate 43% indirect interest in Prodigy. In order to implement the transaction with SBC: (i) Prodigy contributed substantially all its assets and liabilities and transferred its employees to Prodigy Communications Limited Partnership (the "operating partnership"); (ii) SBC contributed to the operating partnership routers, servers and associated hardware used in connection with its consumer and small business Internet operations that were selected by Prodigy and intangible assets consisting primarily of brand assets and subscriber relationships; (iii) Prodigy received an initial interest in the operating partnership of approximately 57%; (iv) SBC received an initial interest in the operating partnership of approximately 43% and (v) SBC may convert its interest in the operating partnership into a direct equity interest in Prodigy at any time, or may require the operating partnership to be merged into Prodigy at any time.

    At the closing of the transaction Prodigy also converted all outstanding shares of common stock into Prodigy Class A common stock. Additionally, Prodigy issued to an SBC subsidiary one share of Prodigy Class B common stock for consideration of $100 (in whole dollars).

    In conjunction with the transaction, Prodigy and SBC entered into a strategic and marketing agreement governing the sale and marketing of the Prodigy Internet service and related matters. Under the agreement, Prodigy was the exclusive retail Internet service marketed by SBC in the United States and SBC purchased the Prodigy Internet service from Prodigy on wholesale terms and provides Internet Service to SBC's approximately 767,000 existing Internet subscribers. In addition, SBC committed to obtain for Prodigy an additional 1,200,000 Internet subscribers over a three-year period in exchange for a fee of $40 to $75 (in whole dollars) for each subscriber obtained. SBC was obligated to pay Prodigy a

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

penalty for shortfalls in the number of subscribers delivered over the three-year period, with the size of the penalty based on the number of subscribers actually obtained. The agreement also includes provisions under which SBC and Prodigy can purchase other services from each other, including telecommunications and network services. (See Note 17--Related Party Transactions).

    Prodigy has recognized the contribution of the assets by SBC to the operating partnership in exchange for the partnership units issued at its estimated fair value of $560,800. The contributed intangible assets are being amortized over 3 years.

    Effective January 01, 2001, Prodigy and SBC amended and restated the strategic marketing agreement. (See Note 17--Related Party Transactions).

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Prodigy and its subsidiaries including Prodigy Communications Limited Partnership and FlashNet. All significant intercompany accounts and transactions have been eliminated.

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

    REVENUE RECOGNITION

    Internet and on-line service revenues encompass subscription and usage fees and are earned over the period services are provided. Other revenues, consisting principally of subscriber management fees, Web hosting fees and marketing services, are recognized as fees are earned or services are provided. In the fourth quarter of 2000, Prodigy implemented the consensus position expressed by the Emerging Issues Task Force ("EITF") in issue EITF 00-14, "Accounting for Certain Sales Incentives". In accordance with EITF 00-14, revenues have been presented net of the amortization of costs associated with incentives provided to subscribers subject to contractual periods. These costs were previously included in "Amortization of subscriber acquisition costs." The costs have been reclassified in all periods presented to conform with the current year presentation as required under EITF 00-14. (See Note 9--Subscriber Acquisition Costs). Unearned revenue consists primarily of subscription fees billed in advance.

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    SUBSCRIBER ACQUISITION COSTS

    Costs of acquiring subscribers from third parties are capitalized and amortized over the estimated life of the acquired subscriber (See
Note 9-Subscriber Acquisition Costs). General marketing costs, as well as all other costs related to the acquisition of subscribers, are expensed as incurred.

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

    INTANGIBLE ASSETS

    Intangible assets consist principally of the brand assets and subscriber relationships acquired from SBC and FlashNet, tradenames and goodwill. Amortization of these assets is computed on a straight-line basis over estimated useful lives. The brand assets, subscriber relationships and tradenames are amortized

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

over a period of 3 to 10 years. Goodwill, which represents the excess of the purchase price over the estimated fair values of net assets acquired, is amortized over a period of 3 to 10 years.

    LONG-LIVED ASSETS

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ", Prodigy periodically reviews the recoverability of the carrying value of its long-lived assets including intangible assets and goodwill. Prodigy reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

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

    ACCOUNTING FOR STOCK-BASED COMPENSATION

    Prodigy adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," in 1996. As permitted by SFAS No. 123, Prodigy has elected to continue to apply the intrinsic value methodology provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," for the grants or awards of equity instruments to employees.

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

    CONCENTRATIONS OF RISK

    Financial instruments which potentially subject Prodigy to concentrations of credit risk consist principally of cash and trade receivables. Concentration of credit risk with respect to cash is limited as Prodigy invests its cash in deposits with several financial institutions. Concentration of credit risk with respect to trade receivables is limited as the outstanding total represents a large number of customers with individually small balances. The Company does not require collateral or other security against trade receivable balances; however, it does maintain reserves for potential credit losses and such losses have

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

been within management's expectations. Prodigy derives approximately 38% of its revenues from one customer.

    RECLASSIFICATIONS

    Certain amounts from prior periods have been reclassified to conform with the current year presentation.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective in the first quarter of 2001. The Company adopted SFAS No. 133 on January 1, 2001, and the adoption of this pronouncement did not have a material impact on the Company's financial position and results of operations.

    In November 1999, the Securities and Exchange Commission ("SEC") issued SAB No. 100, "Restructuring and Impairment Charges." SAB No. 100 express the views of the SEC staff regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 100 did not have a material impact on Prodigy's financial position or results of operations.

    In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have a material effect on Prodigy's financial position or results of operations.

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on Prodigy's financial position or results of operations.

NOTE 4. RESTRUCTURING CHARGES

    FISCAL YEAR 2000 RESTRUCTURING

    In June 2000, Prodigy announced that it would move its headquarters from White Plains, New York, to Austin, Texas, to better leverage Prodigy's alliance with SBC. As a result of this relocation, Prodigy has recorded a restructuring charge of $21,552 related primarily to early termination payments and other contractual obligations for certain non-cancelable property leases and minimum purchase commitments as well as costs associated with employee terminations.

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    Real estate lease termination costs of approximately $5,250 have been accrued related to Prodigy's White Plains, Ft. Worth, Texas and Houston, Texas facilities, and have been reduced for sublease income that management believes is probable. Other related restructuring costs of $12,124 primarily consist of minimum purchase commitments related to certain network and communication equipment agreements, which will be terminated.

    Accrued business restructuring costs for employee separations of $4,174 related to approximately 254 employees, of which 97 employees have departed as of December 31, 2000, who were predominately located at the White Plains, Ft. Worth and Houston locations. These costs include severance and other benefits.

    All actions required under this plan are expected to be taken by September 30, 2001.

    Components of the 2000 business restructuring costs and amounts recorded against the reserve as of December 31, 2000, were as follows:

                                                       2000          ACCRUED COSTS AT
                                           2000      PAYMENTS/         DECEMBER 31,
                                         CHARGES       OTHER               2000
                                         --------   -----------      ----------------
Lease obligations......................  $ 5,253    $       400 (a)       $ 5,653
Employee severance.....................    4,174         (1,228)            2,946
Other contractual commitments..........   12,125             --            12,125
                                         -------    -----------           -------
                                         $21,552    $      (828)          $20,724
                                         =======    ===========           =======

------------------------

(a) Approximately $400 of previously accrued liabilities related to these lease obligations were reclassified to the accrued restructuring costs from other liabilities.

    FISCAL YEAR 1997 RESTRUCTURING

    During 1997, in an effort to decrease cash outflows and more efficiently manage its business, Prodigy decided to, among other things, outsource its internet network. In connection with the sale of its network Prodigy recorded accrued costs of $14,561 related primarily to early termination payments and other contractual obligations for certain non-cancelable lease and network related agreements. In December 2000, Prodigy reversed the remaining unused reserve of $2,100.

NOTE 5. SEGMENT INFORMATION

    Prodigy has two reportable segments based on its internal reporting which is disaggregated by the services Prodigy offers: 1) consumer internet services from the Prodigy Internet (including management fees associated with SBC subscribers) and FlashNet divisions; and 2) other services consisting of small business Web hosting from the ProdigyBiz division, advertising and transaction services and the subscriber management agreement with Telmex under which Prodigy provides certain management consulting services (i.e., customer service) to Telmex subscribers in exchange for a fee. There are no inter-segment revenues between the two identifiable reporting segments. All accounting policies are applied consistently to the segments, where applicable.

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    A summary of the segment financial information is as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                        ------------------------------
                                                          1998       1999       2000
                                                        --------   --------   --------
Revenues:
  Internet and online services (1)....................  $128,918   $154,181   $336,821
  All other services..................................     7,222     19,227     39,534
                                                        --------   --------   --------
Total revenues........................................  $136,140   $173,408   $376,355
                                                        ========   ========   ========
Loss (income) from operations:
  Internet and online services (2)....................  $ 76,896   $ 89,139   $282,870
  All other services (3)..............................    (6,411)      (891)     2,511
  Other (4)...........................................        --         --     30,369
                                                        --------   --------   --------
Total loss from operations............................  $ 70,485   $ 88,248   $315,750
                                                        ========   ========   ========

------------------------

(1) For the years ended December 31, 1998, 1999 and 2000, includes revenues from Prodigy's billable DSL subscribers of $0, $0 and $33,952, respectively.

(2) For the years ended December 31, 1998, 1999 and 2000, Internet and online services includes goodwill and other intangible assets amortization of $7,488, $7,488 and $144,416, respectively.

(3) For the years ended December 31, 1998, 1999 and 2000, all other services includes goodwill and other intangible assets amortization of $0, $4,394 and $18,404, respectively.

(4) Other consists of integration-related costs associated with the SBC transaction and restructuring costs (Note 4--Restructuring Charges).

NOTE 6. DISPOSITIONS

    EXIT OF INTERNATIONAL OPERATIONS

    Effective January 1997, Prodigy sold all issued outstanding capital stock of International Wireless, a subsidiary with operations principally focused on cellular and internet communications in Africa, in exchange for (i) the surrender of 1,392,857 shares of common stock of Prodigy, (ii) a Promissory Note (the "Note") in the amount of $21,500 due in full on July 27, 1997, and
(iii) the termination of options to purchase 250,000 shares of common stock.

    In October 1997, Prodigy and the buyer modified the Note which resulted in a loss on the sale of International Wireless of $848,000 recorded in 1997. In October 1999 the Note was restructured for a cash settlement of $500 and an 8% convertible note for $875 due in October 2006. The Note is convertible into 1 million shares of common stock of Wireless Communications Technology, which purchased the cellular division of International Wireless. At December 31, 1999 and 2000 the note receivable was valued at zero.

    In March 1998, Prodigy terminated its Chinese joint ventures and operations. On October 1, 1998, Africa Online, Inc. was sold for gross cash proceeds of $2,815, of which $750 was placed in escrow to collateralize certain indemnification obligations of Prodigy for a six-month period. The sale resulted in a gain to Prodigy of approximately $2,900.

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    SALE OF NETWORK

    Prodigy owned and operated its own network in the United States until July 1, 1997. Effective July 1, 1997, Prodigy sold to Splitrock Services, Inc., (now known as McLeodUSA), an affiliate of Carso Global Telecom, certain of its network assets. McLeodUSA agreed to: (i) assume equipment leases, maintenance and license liabilities related to network assets, and (ii) enter into a Full Service Agreement whereby McLeodUSA will provide certain network services to Prodigy, including commitments to meet certain capacity and performance requirements.

    In connection with the sale of the network assets, Prodigy sold property and equipment with a net book value of approximately $9,500 and did not record any gain or loss upon the sale of these assets. The net book value of the equipment was reclassified as a "Deferred Network Asset" and is being amortized over the four-year term of the McLeodUSA contract on a straight-line basis (See
Note 8--Intangible Assets).

    SALE OF EQUITY INVESTMENT

    During 1997, Prodigy sold a subsidiary which eventually became part of TCI Music. As a result of the sale, Prodigy acquired shares of TCI Music. During April of 1999, TCI Music announced its merger with Liberty Media. As a result, the value of Prodigy's investment increased and was sold for $3,325, generating a gain of $3,319, which was recognized in 1999.

NOTE 7. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31:

                                                       USEFUL LIFE     1999       2000
                                                       -----------   --------   --------
Computer equipment...............................      3-5 years     $33,109    $43,993
Capitalized software.............................      3-5 years       5,862      9,380
Leasehold improvements...........................      5-7 years       4,836      6,072
Furniture and equipment..........................      5-8 years       1,696      3,208
Property under capital lease.....................      39 months       1,538     21,578
                                                                     -------    -------
                                                                      47,041     84,231
Less accumulated depreciation and amortization...                     28,840     54,226
                                                                     -------    -------
Net property and equipment.......................                    $18,201    $30,005
                                                                     =======    =======

    Depreciation and amortization of fixed assets was approximately $7,896, $8,429 and $16,250 for the years ended December 31, 1998, 1999 and 2000, respectively.

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 8. INTANGIBLE ASSETS

    The cost and accumulated amortization of intangible assets was as follows at December 31:

                                                             1999       2000
                                                           --------   --------
Tradename:
  Cost...................................................  $39,217    $ 35,617
  Less: accumulated amortization.........................   12,887      16,166
                                                           -------    --------
                                                           $26,330    $ 19,451
                                                           =======    ========
Other Intangibles:
  Cost...................................................  $ 1,900    $563,651
  Less: accumulated amortization.........................      152     109,598
                                                           -------    --------
                                                           $ 1,748    $454,053
                                                           =======    ========
Goodwill:
  Cost...................................................  $65,127    $156,026
  Less: accumulated amortization.........................    9,447      34,368
                                                           -------    --------
                                                           $55,680    $121,658
                                                           =======    ========
Deferred network costs:
  Cost...................................................  $ 9,502    $  9,502
  Less: accumulated amortization.........................    5,939       8,314
                                                           -------    --------
                                                           $ 3,563    $  1,188
                                                           =======    ========

    In October 2000, Prodigy ceased the outbound telemarketing efforts of ProdigyBiz. As a result, Prodigy wrote off $29,174 of goodwill, $2,113 of tradename and $1,115 of other intangibles associated with ProdigyBiz as these assets were considered impaired.

NOTE 9. SUBSCRIBER ACQUISITION COSTS

    In July 1999, Prodigy purchased Cable & Wireless' dial-up access Internet subscriber base. At the closing, Prodigy paid Cable & Wireless approximately $41,600 in cash. In March 2000, Prodigy received a refund of approximately $10,000, related to a purchase price adjustment due to fewer subscribers transitioning to Prodigy than originally projected, reducing the cost of the subscribers purchased to approximately $31,700. In March 2000, Prodigy purchased Web America's dial-up access Internet subscriber base for $4,177 in Prodigy Class A common stock. Prodigy has capitalized the costs associated with these subscriber acquisitions and is amortizing the costs over 36 months, representing the estimated weighted average term of the subscribers acquired. During the twelve months ended December 31, 1999 and 2000, Prodigy recognized amortization expenses from these transaction of $4,818 and $11,621, respectively.

    Commencing in June 1999, Prodigy entered into agreements with major retailers of personal computers (the "Retailers") to make specified payments to the Retailers in exchange for the Retailers enrolling customers onto Prodigy Internet and obtaining a signed contractual commitment from these customers to term subscriptions to Prodigy of one, two, or three years at a monthly charge of $19.95 or $21.95 (in whole dollars). In accordance with the terms of the agreements, the Retailers provide certain incentives to the customers upon enrollment. Prodigy has capitalized the payments to the Retailers and is amortizing them

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

over the life of the related subscriber contracts. In accordance with EITF 00-14, the amortization expense associated with these payments has been recorded as a reduction to the Internet revenue received from the customers. For each of the years ended December 31, 1999 and 2000, Prodigy had paid gross subscriber acquisition costs related to these agreements of $154,530 and $19,457, respectively, and had recognized related amortization expense of $15,630 and $53,439, respectively. In addition, at December 31, 1999 and 2000, Prodigy had recorded accrued subscriber contract costs representing payments due to the Retailers of $7,144 and $5,431 respectively.

    Capitalized subscriber acquisition costs at December 31, 1999 and 2000 are as follows:

                                                            1999       2000
                                                          --------   --------
Cable & Wireless
  Cost..................................................  $ 41,612   $ 31,728
  Less: accumulated amortization........................     4,818     15,324
                                                          --------   --------
                                                            36,794     16,404
Web America
  Cost..................................................        --      4,177
  Less: accumulated amortization........................                1,115
                                                          --------   --------
                                                                --      3,062
Retail Subscriber Contract Acquisition
  Cost..................................................   161,674    179,418
  Less: accumulated amortization........................    15,630     69,069
                                                          --------   --------
                                                           146,044    110,349
                                                          --------   --------
Total capitalized subscriber acquisition costs..........  $182,838   $129,815
                                                          ========   ========

NOTE 10. NOTES PAYABLE

    Notes payable consisted of the following at December 31:

                                                            1999       2000
                                                          --------   --------
Notes payable to related party..........................  $110,154   $137,000
                                                          ========   ========

    In August 1999, Prodigy obtained a $150,000 line of credit from Banco Inbursa. The terms of this line of credit allow Prodigy to borrow, repay and re-borrow amounts in minimum increments of $1,000. During 1999 and 2000, advances were due 30 days after borrowing, but Prodigy was permitted to roll-over advances into new advances at its election. Advances are uncollateralized. The interest rate on this facility fluctuates based on market conditions at the time of each draw-down.

    During 1999, these borrowings reached a maximum of $130,000 at interest rates ranging between 9% and 12%. At December 31, 1999, the line had been paid down to $110,154. In January 2000, Prodigy repaid $13,800 of these notes and in November and December 2000, Prodigy borrowed an additional $18,655 and $22,000, respectively resulting in an outstanding balance of $137,000 at December 31, 2000.

    On January 17, 2001 Banco Inbursa approved the extension of the line credit in the maximum aggregate principal amount of $150,000 until June 15, 2002. As a result of this extension, the outstanding balance under this line has been reclassified to long-term notes payable at December 31, 2000.

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    On January 19, 2001, Prodigy entered into a $110 million line of credit with SBC. The line of credit expires December 31, 2003 and bears interest at LIBOR plus 400 basis points.

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

NOTE 11. INCOME TAXES

    Prodigy had no income tax expense for the years ended December 31, 1998, 1999 and 2000 as a result of net losses. As of December 31, 1999 and 2000, Prodigy's deferred tax assets were as follows:

                                                                1999        2000
                                                              ---------   ---------
Domestic net operating loss carryforwards...................  $ 114,840   $ 141,279
Intangible assets...........................................      6,133      32,804
Restructuring and other nonrecurring reserves...............      1,844       7,440
Other.......................................................      5,026       7,278
Valuation allowance.........................................   (127,843)   (188,801)
                                                              ---------   ---------
Net deferred tax asset......................................  $      --   $      --
                                                              =========   =========

    At December 31, 2000, Prodigy had net operating loss carryforwards for federal income tax purposes of approximately $344,582 which may be used to offset future taxable income and begin to expire in 2010. The utilization of the federal income tax loss carryforwards is subject to limitation as a result of a change of ownership.

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

NOTE 12. STOCKHOLDERS' EQUITY

    REVERSE STOCK SPLIT

    On January 25, 1999, the Board of Directors effected a one-for-four reverse common stock split. The share information in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of the reverse stock split.

    REDUCTION IN AUTHORIZED SHARES

    On January 25, 1999, Prodigy effected a reduction in the number of authorized shares from 280 million to 150 million.

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

    Upon the completion of Prodigy's initial public offering both IBM and Sears acquired a 7.5% interest in Prodigy's outstanding common stock in accordance with the terms of the Contingent Convertible Notes. IBM and Sears each received approximately 2,127,500 shares for a combined total of approximately 4,255,000. Additionally, IBM and Sears each received warrants which allow them to purchase 2,409,145 additional shares each at $19.50 per share. Those warrants are exercisable for three years from the conversion date.

    STOCK WARRANTS

    At December 31, 1997, Prodigy had warrants outstanding with various shareholders, including Carso Global Telecom, to purchase 3,859,347 shares of Prodigy's common stock at an average price of $4.20 per share. During 1998, 3,750,000 warrants were exercised at $4.00 per share. At December 31, 1998, Prodigy had warrants outstanding with various shareholders to purchase 122,402 shares of Prodigy's common stock at an average price of $11.09 per share. All the outstanding warrants were exercisable as of December 31, 1998. At
December 31, 1999 and December 31, 2000, Prodigy had warrants outstanding with various shareholders to purchase 117,402 shares of Prodigy's common stock at an average price of $11.05 per share. During 1999, 5,000 warrants were exercised at a price of $12.00 per share. No warrants were exercised during 2000.

NOTE 13. STOCK OPTION AND PURCHASE PLANS

    In 1996, the Board of Directors and the stockholders approved a Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, options to purchase up to 2,375,000 shares of common stock may be granted to employees, directors, consultants and advisors of Prodigy. Options granted may be either "incentive stock

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

    1999 STOCK OPTION PLAN

    In 2000, the Board of Directors and shareholders adopted the 1999 Stock Option Plan (the "1999 Plan"). Under the 1999 Plan, options to purchase up to 5,600,000 shares of common stock, subject to adjustment in the event of stock splits, may be granted to employees, directors, consultants and advisors of Prodigy. Options granted may be either incentive stock options or nonqualified options. All options issued under the 1999 Plan are exercisable over periods determined by the Board of Directors, not to exceed 10 years from the date of grant. As of December 31, 2000, 2,440,093 options had been granted under this plan.

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

    In May 1998, the Board approved a plan to reprice employee stock options under the 1996 Plan to restore the long-term employee retention and performance incentives of the stock options outstanding. In accordance with the repricing plan, all stock options held by then current, active full-time employees, with exercise prices above $4.00 per share, were canceled and replaced by the same number of options exercisable at $4.00 per share. Prodigy records compensation expense for these repriced options over the vesting periods based upon a fair value of $7.00 per share. During 1998, 1999 and 2000 approximately $730, $1,481 and $2,108 of compensation expense was recorded.

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The exercise and vesting periods of the outstanding options were not altered by the repricings.

EXCHANGE AND ACCELERATION OF STOCK OPTIONS

    Upon completion of the SBC transaction on May 31, 2000, options to purchase an aggregate of 154,791 shares of Class A common stock accelerated and became fully vested.

    In connection with the FlashNet acquisition on May 31, 2000, Prodigy exchanged options to purchase approximately 159,000 shares of FlashNet common stock for options to purchase approximately 56,650 Prodigy Class A common stock at an exchange ratio of .35 shares of FlashNet common stock for each share of Prodigy Class A common stock. The Prodigy options were fully vested at the time of issuance.

    In connection with the employee terminations associated with Prodigy's 2000 restructuring, options to purchase approximately 300,000 Prodigy Class A common stock were accelerated and became fully vested on December 31, 2000.

    Based on the terms of the original stock option agreements and the fair market value of the Prodigy Class A common stock on the date of the modifications, in accordance with APB 25 and FIN 44, there was no compensation expense recorded in connection with the above accelerations.

    Stock option plan activity for the years ended December 31, 1998, 1999 and 2000 follows (in thousands):

                                                                1998       1999       2000
                                                              --------   --------   --------
Outstanding at January 1....................................    2,299      2,370      1,907
Options granted.............................................    1,441      1,093      3,573
Options exercised...........................................       (3)    (1,092)      (311)
Options canceled/forfeited..................................   (1,367)      (464)    (1,690)
                                                               ------     ------     ------
Outstanding at December 31..................................    2,370      1,907      3,479
                                                               ======     ======     ======
Exercisable at December 31..................................      691        413      1,090
                                                               ======     ======     ======
Available for grant at December 31..........................      752        373      4,091
                                                               ======     ======     ======

    Weighted average option exercise price information for the years ended December 31, 1998, 1999 and 2000 follows:

                                                                1998       1999       2000
                                                              --------   --------   --------
Outstanding at January 1....................................   $10.72     $ 5.83     $11.17
Options granted.............................................     5.84      16.63      15.20
Options exercised...........................................    11.46       6.24       5.38
Options canceled............................................    10.64       8.06      16.49
Outstanding at December 31..................................     5.83      11.17      13.26
Exercisable at December 31..................................   $ 6.87     $ 5.83     $12.73

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The following table summarizes information about stock options outstanding at December 31, 2000:

                          OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
------------------------------------------------------------------------   -------------------------------
                        NUMBER       WEIGHTED AVERAGE       WEIGHTED           NUMBER
RANGE OF EXERCISE    OUTSTANDING        REMAINING       AVERAGE EXERCISE    EXERCISABLE        AVERAGE
     PRICES         (IN THOUSANDS)   CONTRACTUAL LIFE        PRICE         (IN THOUSANDS)   EXERCISE PRICE
-----------------   --------------   ----------------   ----------------   --------------   --------------
  $1.56-2.31              124           9.9 Years            $ 1.97               --            $   --
  2.44-3.19                56           9.9 Years              2.85               --                --
  3.88-5.69               463           8.1 Years              4.09              252              4.00
  6.72-10.00              442           8.2 Years              8.24              207              8.42
 10.08-15.00              720           8.8 Years             11.44              162             12.73
 15.31-22.75            1,615           9.1 Years             18.90              446             19.07
 23.00-25.63               58           8.5 Years             24.47               24             23.81
                        -----                                                  -----
  $1.56-25.63           3,478           8.9 Years            $13.26            1,091            $12.73
                        -----                                                  -----

    Had compensation cost for Prodigy been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, Prodigy's net losses for the years ended December 31, 1998, 1999 and 2000 would have been approximately $65,872, $83,977 and $221,069 respectively, and basic and diluted net loss per share would have been approximately $1.62, $1.40, and $3.26 respectively. The weighted average fair value of the options granted during the years ended December 31, 1998, 1999, and 2000 was estimated at $4.15, $8.18 and $8.41 per share, respectively, on the date of grant using the Black-Scholes option-pricing model and the following assumptions:

                                                         1998        1999         2000
                                                       --------   ----------   ----------
Dividend yield.......................................        0             0            0
Volatility...........................................       60%           60%          90%
Risk free rate.......................................      5.4%         5.34%        6.39%
Expected option life.................................  3 years    3.35 years   2.77 years

    1999 EMPLOYEE STOCK PURCHASE PLAN

    In January 1999, Prodigy's Board of Directors and stockholders adopted the 1999 Employee Stock Purchase Plan (the "purchase plan"). The purchase plan authorizes the issuance of up to 500,000 shares of Prodigy's common stock to eligible employees of Prodigy and its subsidiaries. Under the purchase plan, eligible employees may purchase shares of Prodigy's common stock, subject to certain limitations, at a price equal to the lower of 85% of the fair market value of the shares on the first date of the offering period and 85% of the fair market value of the shares on the purchase date. The purchase plan permits shares to be purchased at the end of the purchase periods occurring during each offering period. Unless otherwise provided by the Board prior to commencement, an offering period will begin on each May 16 and November 16, and continue for a period of 24 months. A purchase period will begin on each May 16 and November 16, and will continue for a period of six months, ending on the following November 15 or May 15, respectively. The first offering period and the first purchase period commenced on Prodigy's initial public offering. The last day of each purchase period is the date on which shares are actually purchased. Purchases are limited to 10% of an employee's eligible compensation up to a maximum of $25 per year. During 1999 and 2000 Prodigy issued 83,880 and 149,188 new shares to its employees at an average price of $12.75 and $6.31 respectively, per share under the purchase plan.

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 14. COMMITMENTS AND CONTINGENCIES

    At December 31, 2000, the Company's minimum rental commitments under non-cancelable operating leases with initial or remaining terms of more than one year were as follows:

Year Ended December 31,
2001........................................................  $ 6,326
2002........................................................    7,309
2003........................................................    7,264
2004........................................................    7,082
2005 and thereafter.........................................   14,304
                                                              -------
                                                              $42,285
                                                              =======

    The Company's rent expense in the years ended December 31, 1998, 1999 and 2000 was approximately $2,302, $2,970 and $4,741 respectively.

    The Company entered into a new sublease agreement to be effective as of April 1, 2001 with respect to its new corporate headquarters in Austin.

    During 2000, the Company entered into capital leases for certain computer equipment. Minimum future lease payments under the capital leases as of December 31, 2000, are:

2001........................................................  $ 8,111
2002........................................................    6,919
2003........................................................    1,949
                                                              -------

Total minimum lease payments................................   16,979
Less--amounts representing interest.........................    2,116
                                                              -------
Present value of minimum lease payments.....................  $14,863
                                                              =======

    In December 1993, PSC entered into a non-cancelable agreement with a telephone company to provide certain services at the Company's White Plains, New York, and Yorktown, New York, facilities. The agreement has a term ("service period") of ten years. The agreement calls for line charges totaling $510 per year. The Company has the right to terminate the agreement for certain services at any time, at a cost of 80% of the line charges over the remaining services period.

    The Company is party to a contract for a subscription management system through June 2001. This contract requires minimum annual payment of processing fees of $1,116. For the years ended 1998, 1999 and 2000 the Company paid $3,039 and $3,723 and $3,937 respectively.

    Under the Company's four-year agreement with McLeodUSA, the Company is obligated to minimum annual payments of $51,000 in 2000, and $54,000 in 2001, and maximum monthly charges based on the number of the Company's subscribers for the month. The agreement provides for early termination charges of $7,000 in the first year, declining thereafter on an annual basis. The agreement is automatically renewed for successive 12-month periods unless terminated by either party upon 12 months' notice.

    In February 1998, the Company contracted with a vendor to provide various data communications services. The contract has a term of 36 months, and requires minimum annual payments to the vendor of $7,300. If the minimum annual payment is not reached, the Company is subject to an underutilization charge equal to 50% of the difference between the minimum annual payment and the actual usage. The

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Company can terminate the agreement upon written notice to the vendor and the payment of a penalty equal to 50% of the minimum annual payment due for the remaining term.

    In October 1999, the company entered into an agreement with a telephone company to provide certain network services for the Yorktown Heights, New York data center. These services commenced during the first quarter of 2000. This agreement has an initial term of seven years, and requires minimum payments of $1,225 per year. The agreement has termination and cancellation charges which would be defined by New York's FCC Tariffs in effect at the time of cancellation.

    CONTINGENCIES

    On December 13, 2000, British Telecommunications filed a lawsuit against Prodigy in the United States District Court for the Southern District of New York, Northern Division, claiming that Prodigy has infringed its alleged patent of "Hyper-link text" technology. Prodigy filed its Answer and Counterclaim and expects a hearing in order to construct the patent claims sometime in August--September 2001. No trial date has been set and, due to the early stage of this litigation, Prodigy makes no predictions as to the outcome of this case.

    On June 8, 1998, Brent Johnson filed a lawsuit against Prodigy in the United States District Court for the Northern District of Oklahoma alleging that Prodigy has infringed on two 1997 patents for software that Prodigy licensed from another company called Diversified Data Resources ("DDR"). Eventually Johnson joined his company, I.D.G., as co-plaintiff. Prodigy no longer uses the software in question and the licensor, DDR, has defaulted on its indemnification obligations. The case was stayed pending resolution of similar litigation between Johnson and DDR in the Northern District of California. DDR suffered an adverse judgment of $480,000 and has filed a notice of appeal. Dispositive motions are currently before the Court in the Prodigy case and a trial date has been set for October 15, 2001. Because of the changing case law applicable to this patent claim, Prodigy makes no predictions as to the outcome of this litigation.

    On January 10, 2000, Christa Roberts filed a class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against Prodigy, AOL/Time Warner, Circuit City Stores, Fry's Electronic, Microsoft and other unnamed parties. On February 7, 2000, the plaintiff filed an amended complaint naming Young H. Kim as the named plaintiff in place of Christa Roberts. The lawsuit alleges that Prodigy and the defendants offered incentives to consumers and entered into retail sales contracts with consumers which violated California law, and engaged in false advertising. The plaintiff is seeking restitution from the defendants of all sums related to this conduct. The trial court dismissed the lawsuit for failure to state a cause of action and the Plaintiff appealed. Prodigy's response brief is due in the Court of Appeals on or before March 30, 2001. Given the early stage of the appeal, no prediction as to its outcome can be made.

    On February 24, 2000, Prodigy was served with a summons and complaint by Carroll Wesley Chance in a class action lawsuit brought against Best Buy, Prodigy and Young America in the State Court of Richmond County, State of Georgia. The case was brought on behalf of the class of similarly situated consumers who allegedly purchased a computer at Best Buy, enrolled in the Prodigy Internet service under the incentive program, and did not receive a incentive check. The complaint alleges breach of contract, unjust enrichment, conversion and negligence. The plaintiffs seek damages not to exceed $74,900 per member of the class, including actual damages, incentives, interest, punitive damages, court costs and litigation expenses. The case tentatively settled on March 1, 2001 for payment of fees and the offer of one free month of service to class members who renewed or re-activated their accounts for a specified period of time. Prodigy is currently in the process of notifying class members of the settlement. The Settlement

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

will become final if no Class Member objects or if no such objections are sustained in a hearing scheduled for April 12, 2001.

    On March 31, 2000, Giovanni R. Viana filed a class action lawsuit against Prodigy in the 11th Judicial Circuit Court for Dade County, Florida. This class action lawsuit arises out of the Best Buy mail-in incentive program. The plaintiff alleges Prodigy violated Florida's Unfair Trade Practices Act when it represented it would provide incentives and failed to do so. In addition, the complaint contains a breach of contract claim for failure to pay the incentives. The plaintiff seeks damages under the breach of contract claim not to exceed $75,000 per member of the class, as well as actual damages plus attorneys' fees and litigation costs. Given the early stage of this litigation, no prediction as to its outcome can be made.

    On June 20, 2000, Saul Kaufman filed a purported class action lawsuit against Prodigy in the Circuit Court for Cook County, Illinois, alleging he was "locked out" of his service during the migration from Web America, a company acquired by Prodigy in March 2000, to Prodigy. Kaufman is not allowed to conduct "fact" discovery until the Judge decides whether to certify this case as a class action. Prodigy expects a decision on class certification during the Summer of 2001 and makes no predictions as to the outcome of this litigation.

    The company is a defendant in various other lawsuits arising in the ordinary course of business. It is the opinion of management that any liability to the Company which may arise as a result of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

NOTE 15. DEFINED CONTRIBUTION PLAN

    On June 17, 1996, as part of the Company's acquisition of PSC, the company took on responsibility for the administration and sponsorship of the Prodigy Services Corporation Capital Accumulation Plan (the "Plan").

    The Plan is a defined contribution plan covering all employees of the Company. Employees can participate in the Plan from their first day of employment.

    Each year, active participants may contribute up to 12% of their pre-tax base salaries, up to the maximum amount allowed by the Plan. The Company contributes a matching contribution equal to 100 percent of an employee's pre-tax contributions, limited to a maximum of 3% of a participant's compensation. The Plan also has an after-tax savings feature that permits employees to contribute from 1% to 10% of their base salaries subject to Internal Revenue Code limitations.

    The Company's contributions were $469, $698 and $816 in 1998, 1999 and 2000 respectively.

NOTE 16. VALUATION AND QUALIFYING ACCOUNTS

    The following table sets forth activity in the Company's allowance for doubtful accounts:

                                 BALANCE AT BEGINNING                                        BALANCE AT END OF
                                      OF PERIOD         CHARGES TO OPERATIONS   DEDUCTIONS        PERIOD
                                 --------------------   ---------------------   ----------   -----------------
Year Ended:
  December 31, 1998............         $  685                 $   49             $  367           $  367
  December 31, 1999............            367                  3,200                187            3,380
  December 31, 2000............          3,380                  8,072              7,655            3,797

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

    The following table sets forth activity in the Company's deferred income tax valuation allowance:

                                 BALANCE AT BEGINNING                                        BALANCE AT END OF
                                      OF PERIOD         CHARGES TO OPERATIONS   DEDUCTIONS        PERIOD
                                 --------------------   ---------------------   ----------   -----------------
Year Ended:
  December 31, 1998............        $ 68,940                $27,250          $     --          $ 96,190
  December 31, 1999............          96,190                 31,653                --           127,843
  December 31, 2000............         127,843                 60,958                --           188,801

NOTE 17. RELATED PARTY TRANSACTIONS

    TELMEX AGREEMENT

    On January 25, 1999, Prodigy and Telmex, a subsidiary of Carso Global Telecom, executed an agreement under which: (i) Prodigy will assist Telmex in the negotiation of agreements with service providers for Telmex's IDP service in Mexico pertaining to network/Internet access, Web hosting, customer service, content hosting, billing, marketing, sales and data collection services;
(ii) Prodigy will advise Telmex on customer service, administrative functions and technical operations, including marketing, Internet connection and other network services, content, customer support, pricing and service composition, billing and collection, inbound telemarketing and other aspects of the ISP business; (iii) the parties will discuss the potential migration of certain IDP infrastructure functions, including email, subscriber management and authentication systems, for Telmex's IDP subscriber to the Prodigy infrastructure platform, and the advisability of offering a co-branded IDP/Prodigy service in Mexico; and (iv) the parties will pursue additional opportunities, such as providing services to one another and the joint acquisitions of subscribers. In exchange for Prodigy's services, Telmex will pay Prodigy a management fee, on a monthly basis, equal to 15% of the net subscriber revenue (defined as the invoiced sales price less discounts, excise taxes and credits for returns) on the first 200,000 IDP subscribers and 10% of the net subscriber revenue (as defined above) on additional IDP subscribers. The agreement has a term of five years and may be terminated by Telmex if Prodigy undergoes a change of control. Prodigy earned subscriber management fees from Telmex of $6,833 and $13,221 during 1999 and 2000, of which $1,801 and $1,114 was receivable at December 31, 1999 and 2000 respectively.

    MCLEODUSA AGREEMENT

    Carso Global Telecom owns a minority interest in McLeodUSA. As part of the sale of its network operations, Prodigy also entered into a Sublease Agreement pursuant to which McLeodUSA subleases a portion of Prodigy's leased space in Yorktown Heights, New York, effective July 1, 1997 through February 28, 2001.

    Pursuant to the Full Service Agreement with McLeodUSA, effective July 1, 1997, McLeodUSA provides to Prodigy network services consisting primarily of end-to-end connection services from subscriber dial-up lines to Prodigy's data center. McLeodUSA charges Prodigy at a fixed rate per subscriber, subject to a monthly maximum usage limit, after which an incremental hourly rate is charged, and certain minimum charges (see Note 14--Commitments and Contingencies). Prodigy incurred network charges to McLeodUSA of approximately $64,100, $76,600 and $78,700 for the years ended December 31, 1998, 1999 and 2000, respectively.

    Additionally, Prodigy's accounts payable to McLeodUSA for the years ended December 31, 1999 and 2000 was approximately $8,800 and $3,700 respectively.

    Under a transition services agreement, Prodigy agreed to pay for certain of McLeodUSA's operating expenses and to provide temporary network-related services to McLeodUSA, including accounting, human

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

resources and purchasing functions. McLeodUSA agreed to reimburse Prodigy for expenses incurred and the cost of providing these support services (excluding termination penalties under existing network contracts). The total of the reimbursed expenses and service costs in 1997 was $27,532. The reimbursed amounts have been offset against the corresponding expenses and costs in the statements of operations. The transition services agreement terminated on December 31, 1997, although Prodigy continued to provide certain incidental services and make payments on behalf of McLeodUSA through June 30, 1998.

    Under the Full Service Agreement, McLeodUSA is required to meet specified service level objectives. McLeodUSA's failure to meet the service level objectives results in financial penalties. If McLeodUSA fails to meet the service level objectives for an extended period of time, Prodigy may terminate the Full Service Agreement. In addition, if there is a system-wide failure, or McLeodUSA breaches specified financial covenants, Prodigy has the right to terminate the Full Service Agreement or assume responsibility for operating the network at McLeodUSA's expense.

    COMPUSA, INC.

    During 2000, Prodigy entered into an agreement with CompUSA, Inc. ("CompUSA") for the purpose of stimulating Prodigy Internet enrollments. Under the arrangement, Prodigy made payments to CompUSA in exchange for the retailers enrolling a customer onto Prodigy Internet, obtaining a signed contractual commitment from the customer to a term subscription of one, two or three years, and committed marketing of Prodigy Internet by CompUSA in connection with the retailers' other product advertisements. These payments amounted to $100, $250 or $400, respectively, for a term subscription of one, two or three years at Prodigy's standard monthly rates. Payments pursuant to these arrangements amounted to $24,300 through December 31, 2000. Prodigy has capitalized the payments to CompUSA and is amortizing them over the life of the related subscriber contracts. In accordance with EITF 00-14, the amortization expense associated with these payments has been recorded as a reduction to the Internet revenue received from the customers.

    SBC

    In conjunction with the SBC transaction, Prodigy and SBC entered into a strategic and marketing agreement governing the sale and marketing of the Prodigy Internet service and related matters. Under the agreement, Prodigy was the exclusive retail Internet service marketed by SBC in the United States and SBC purchased the Prodigy Internet service from Prodigy on wholesale terms and provides it to SBC's approximately 767,000 existing Internet subscribers. In addition, SBC committed to obtain for Prodigy an additional 1,200,000 Internet subscribers over a three-year period in exchange for a fee of $40 to $75 (in whole dollars) for each subscriber obtained. SBC was obligated to pay Prodigy a penalty for shortfalls in the number of subscribers delivered over the three-year period, with the size of the penalty based on the number of subscribers actually obtained. The agreement also includes provisions under which SBC and Prodigy can purchase other services from each other, including telecommunications and network services.

    Under the prior marketing agreement with SBC, Prodigy recognized revenues of $143,190 and expenses of $146,421 for the year ended December 31, 2000. As of December 31, 2000, Prodigy had receivables from SBC of $49,117 and accounts payable of $47,589. These amounts have been recorded as a net receivable of $1,528 in due from affiliates.

    Effective January 1, 2001, Prodigy and SBC announced revised marketing agreements which extend the original marketing relationship from 3 to 9 years (through 2009). Under the new agreements, SBC will act as the retailer of DSL services with Prodigy providing services to SBC on a wholesale basis in exchange for a fee ($5/month/subscriber for years 2001-2003, $4/month/subscriber thereafter). Notwithstanding the foregoing, the wholesale fee shall remain $5.00 until SBC acquires 3.5 million DSL subscribers; however,

                       PRODIGY COMMUNICATIONS CORPORATION

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

effective upon the later of (i) January 1, 2004, or (ii) the month in which SBC acquires 3.0 million DSL subscribers, the wholesale fee shall be $4.50. SBC also becomes the retailer of dial-up Internet access provided to business subscribers with SBC paying a fee for services provided on a wholesale basis ($9/month/subscriber 2001-2003, $4/month/subscriber thereafter). Notwithstanding the foregoing, the $9/month will apply to the first 100,000 business dial-up customers in each month, thereafter, the then applicable DSL subscriber fee will be applicable to such business dial-up subscribers. Prodigy will remain the retailer for dial-up Internet access service provided to residential subscribers and SBC will continue to act as Prodigy's sales agent for such services. SBC has guaranteed that Prodigy will receive 3.75 million DSL subscribers and 375,000 dial-up subscribers over the term of the agreements. Because SBC will pay for line costs, networking, customer acquisition, customer care, billing and collection for DSL subscribers, Prodigy's cash needs will be dramatically reduced. In addition, SBC waived approximately $23 million in bounty fees under the prior sales and marketing agreement and agreed to extend a $110 million line of credit to Prodigy.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On March 9, 2001, Prodigy notified PricewaterhouseCoopers LLP that their engagement as Prodigy's independent accountant will be terminated following the issuance of their report on Prodigy's financial statements for the year ended December 31, 2000 and engaged Ernst & Young LLP to act as Prodigy's independent accountant to audit its financial statements for the year ending December 31, 2001 and thereafter. This change in certifying accountants was approved by the audit committee of the board of directors.

    The reports of PricewaterhouseCoopers LLP on the financial statements of Prodigy for the years ended December 31, 1998 and 1999 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

    During Prodigy's fiscal years ended December 31, 1998, 1999 and 2000 and through March 29, 2001, there were no disagreements between Prodigy and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their reports on the financial statements for such years.

    During Prodigy's three most recent fiscal years and through March 29, 2001, it has not consulted with Ernst & Young LLP regarding any of the matters specified in Item 304(a)(2) of Regulation S-K.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item regarding Prodigy's directors and executive officers is expected to be included in its Proxy Statement to be filed pursuant to Schedule 14A in connection with Prodigy's 2001 Annual Meeting of Stockholders under the sections captioned "Election of Directors" and "Current Executive Officers" and is incorporated herein by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item regarding the compensation of Prodigy's directors and executive officers is expected to be included in its Proxy Statement to be filed pursuant to Schedule 14A in connection with Prodigy's 2001 Annual Meeting of Stockholders under the sections captioned "Director Compensation" and "Executive Compensation" and is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item regarding the security ownership of certain beneficial owners and management is expected to be included in Prodigy's Proxy Statement to be filed pursuant to Schedule 14A in connection with Prodigy's 2001 Annual Meeting of Stockholders under the section captioned "Principal Stockholders" and is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    The information required by this Item regarding certain relationships and related transactions is expected to be included in Prodigy's Proxy Statement to be filed pursuant to Schedule 14A in connection with Prodigy's 2001 Annual Meeting of Stockholders under the sections captioned "Transactions With Related Parties" and is incorporated herein by reference thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) See Item 8 of this report on Form 10-K.

    (b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the fourth quarter of 2000.

    (a) 3. and (c) -- Exhibits

 2.1(1)+     Asset Purchase Agreement, dated as of May 26, 1999, by and among Cable & Wireless USA, Inc., Cable & Wireless USA
               Internet, L.L.C. and the Registrant.
 2.2(2)      Asset Purchase Agreement, dated as of September 7, 1999, by and among the Registrant, U.S. Republic
               Communications, Inc., VarTec Telecom, Inc., VarTec Telecom
               Holding Company, T. Gary Remy and Tom D. Johnson.
 2.3(3)*     Agreement and Plan of Merger, dated as of November 5, 1999, and as amended as of March 15, 2000, among the Registrant,
               PUCKnut Corporation, and FlashNet Communications, Inc.
 3.1(4)      Amended and Restated Certificate of Incorporation of the
               Registrant, effective as of May 31, 2000.
 3.2(4)      Amended and Restated By-laws of the Registrant, effective as of May 31, 2000.
 3.3(5)      Amended and Restated Limited Partnership Agreement for
               Prodigy Communications Limited Partnership, dated as of
               May 31, 2000, by and among the Registrant, SBC Internet
               Communications, Inc. and Prodigy Transition Corporation.
 3.4(6)      Amendments to By-Laws, dated June 23, 2000.
 3.5         Amendment to By-Laws, dated February 28, 2001.
 4.1         Specimen certificate for shares of Class A Common Stock.
 4.2(7)      Warrant to purchase Common Stock, issued by FlashNet
               Communications, Inc. to Ascend Communications on
               December 10, 1997.
10.1(8)      Form of 8% Contingent Convertible Promissory Note issued by
               Prodigy Services Corporation to IBM and Sears.
10.2(8)      Form of Contingent Common Stock Purchase Warrant issued by
               Prodigy Services Corporation to IBM and Sears.
10.3(8)**    1996 Stock Option Plan of the Registrant, as amended.
10.4(8)**    1999 Employee Stock Purchase Plan of the Registrant.
10.5(3)**    1999 Stock Option Plan of the Registrant.
10.6(8)**    1999 Outside Director Stock Option Plan of the Registrant.
10.7(8)+     Software License and Services Agreement, dated April 16,
               1997, between Prodigy Services Corporation and ORACLE
               Worldwide Tech Support.
10.8(3)+     Amended and Restated Splitrock Full Service Agreement, dated
               February 16, 2000, between Splitrock Services, Inc. and
               Prodigy Services Corporation.
10.9(8)      Agreement of Sublease, dated June 24, 1997, between
               Splitrock Services, Inc. and Prodigy Services Corporation.
10.10(8)**   Employment Agreement, dated September 1, 1998, between the
               Registrant and Samer F. Salameh.
10.11(8)**   Employment Agreement, dated September 14, 1998, between the
               Registrant and Andrea S. Hirsch.
10.12(8)**   Employment Agreement, dated December 14, 1998, between the
               Registrant and David C. Trachtenberg.
10.13**      Employment Agreement, dated June 1, 2000, between the
               Registrant and Samer F. Salamch.
10.14**      Employment Agreement, dated June 1, 2000, between the
               Registrant and Andrea S. Hirsch.

10.15**      Employment Agreement, dated June 1, 2000, between the
               Registrant and David C. Trachtenberg.
10.16**      Employment Agreement, dated November 16, 2000, between the
               Registrant and Dan Iannotti.
10.17**      Employment Agreement, dated November 16, 2000, between the
               Registrant and Richard S. Walker.
10.18**      Employment Agreement, dated November 16, 2000, between the
               Registrant and William Kirkner.
10.19(8)     Lease, dated August 14, 1997, between Prodigy Services
               Corporation and Westchester One LLC, as amended.
10.20        Lease, dated as July 2000 between Investors Life Insurance
               Company and SBC Services, Inc.
10.21        Sublease, dated as of April 1, 2001, between Prodigy
               Communications Limited Partnership and SBC Services, Inc.
10.22(8)+    Promotion and Distribution Agreement, effective October 6,
               1996, between Microsoft Corporation and Prodigy Services
               Corporation, as amended.
10.23(8)     Lease Agreement, dated June 6, 1998, between Prodigy
               Services Company and Crow-Kelly#1, as amended.
10.24(9)+    Microsoft Windows 98 "Get Connected" Co-Marketing Agreement,
               dated July 2, 1998, between Prodigy Services Corporation
               and Microsoft Corporation.
10.25(3)     Amendment No. 1 to Microsoft Windows 98 "Get Connected"
               Co-Marketing Agreement, dated October 1, 1998, by and
               between Microsoft Corporation and Prodigy Services
               Corporation.
10.26(3)+    Renewal and Amendment to that certain Microsoft Windows 98
               "Get Connected" Co-Marketing Agreement, dated June 1,
               1999, by and between Microsoft Corporation and Prodigy
               Services Corporation.
10.27(3)     Amendment No. 3 to that certain Microsoft Windows 98 "Get
               Connected" Co-Marketing Agreement, dated January 19, 2000, by and between Microsoft Corporation and Prodigy Services
               Corporation.
10.28(8)+    Software Development and Processing Services Agreement,
               dated January 1, 1992, between Prodigy Services Company
               and CSG Systems, Inc., as amended.
10.29(8)     Form of Prodigy Service Member Agreement.
10.30(8)     Agreement, dated January 25, 1999, among the Registrant,
               Telefonos de Mexico, S.A. de C.V., and others.
10.31(9)     Microsoft Internet Explorer Logo License Agreement, dated
               July 2, 1998, by and between Prodigy Services Corporation
               and Microsoft Corporation.
10.32(9)     Microsoft Internet Explorer License and Distribution
               Agreement, dated July 2, 1998, by and between Prodigy
               Services Corporation and Microsoft Corporation.
10.33(4)     Investment, Issuance, Contribution and Assumption Agreement,
               dated as of November 19, 1999, and as amended as of
               April 19, 2000, by and among SBC Communications Inc., SBC
               Internet Communications, Inc., the Registrant, Prodigy
               Transition Corporation, and Prodigy Communications Limited
               Partnership.
10.34(10)    Voting Agreement, dated as of November 19, 1999, by and
               among SBC Communications Inc., Carso Global Telecom, S.A.
               de C.V. and Telefonos de Mexico, S.A. de C.V.
10.35(5)     Registration Rights Agreement, dated as of May 31, 2000, by and among the Registrant, SBC Communications Inc. and SBC
               Internet Communications, Inc.
10.36(4)     Strategic and Marketing Agreement, dated as of November 19,
               1999, by and among SBC Communications Inc., SBC Internet
               Communications, Inc., the Registrant and Prodigy
               Communications Limited Partnership.

10.37(11)    Amendment No. 1 to the Strategic and Marketing Agreement
               dated as of October 1, 2000, by and among the Registrant,
               SBC Communications, Inc., SBC Internet
               Communications, Inc., and Prodigy Communications Limited
               Partnership.
10.38(12)    Narrowband Internet Service Sales Agency Agreement, dated as of January 1, 2001, by and among the Registrant, SBC
               Communications Inc., SBC Internet Communications, Inc. and
               Prodigy Communications Limited Partnership.
10.39(12)    Internet Service Resale Agreement, dated as of January 1,
               2001, by and among the Registrant, SBC
               Communications Inc., SBC Internet Communications, Inc. and
               Prodigy Communications Limited Partnership.
10.40(12)    Supplemental Agreement, dated as of January 1, 2001, by and among the Registrant, SBC Communications Inc., SBC
               Internet Communications, Inc. and Prodigy Communications
               Limited Partnership.
10.41(12)    Credit Agreement dated as of December 29, 2000, by and among the Registrant and SBC Communications Inc.
10.42(12)    Letter from Banco Inbursa, S.A. to Registrant dated January
               17, 2001.
10.43(13)    Letter from PricewaterhouseCoopers LLP to the Commission
               dated March 15, 2001.
21           Subsidiaries of the Registrant.
23.1         Consent of PricewaterhouseCoopers LLP.

------------------------

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on August 3, 1999.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 21, 1999.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed on March 30, 2000.

(4) Incorporated by reference to the Registrant's Definitive Proxy Statement on
    Schedule 14A, filed on May 5, 2000.

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on June 14, 2000.

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on August 14, 2000.

(7) Incorporated by reference to FlashNet Communications, Inc.'s Registration Statement on Form S-1, as amended (File No. 333-69277).

(8) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-64233).

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K405, filed on March 31, 1999.

(10) Incorporated by reference to the Schedule 13D/A, filed on March 9, 2000, by Carlos Slim Helu, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, Maria Soumaya Slim Domit, Vanessa Paula Slim Domit, Johanna Monique Slim Domit, Carso Global Telecom, S.A. de C.V. and Telefonos de Mexico, S.A. de C.V.

(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed on November 14, 2000.

(12) Incorporated by reference to Registrant's Current Report on Form 8-K, filed on January 19, 2001.

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on March 16, 2001.

+  Confidential treatment granted as to certain portions.

* The exhibits and schedules to this agreement were omitted from the agreement by the Registrant. The Registrant agrees to furnish any exhibit or schedule to this agreement supplementary to the Securities and Exchange Commission upon written request.

**  Management contract or compensation plan or arrangement filed in response to
    Item 14(c) of Form 10-K.

(b) Financial Statement Schedules

   None

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are not applicable; and therefore, have been omitted.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Austin, State of Texas, on the 29th day of March, 2001.

                                                       PRODIGY COMMUNICATIONS CORPORATION

                                                       By:            /s/ DANIEL V. IANNOTTI
                                                            -----------------------------------------
                                                                        Daniel V. Iannotti
                                                              SENIOR VICE PRESIDENT, GENERAL COUNSEL
Date: March 29, 2001                                                      AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Prodigy and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                    /s/ PAUL ROTH                      Chief Executive Officer and
     -------------------------------------------         President (Principal         March 29, 2001
                      Paul Roth                          Executive Officer)

                                                       Executive Vice President of
                   /s/ ALLEN CRAFT                       Finance, Chief Financial
     -------------------------------------------         Officer and Treasurer        March 29, 2001
                     Allen Craft                         (Principal Financial and
                                                         Accounting Officer)

                /s/ CHARLES E. FOSTER
     -------------------------------------------       Chairman of the Board          March 29, 2001
                  Charles E. Foster

               /s/ ROBERT B. PICKERING
     -------------------------------------------       Director                       March 29, 2001
                 Robert B. Pickering

                 /s/ LOUIS R. BRILL
     -------------------------------------------       Director                       March 29, 2001
                   Louis R. Brill

                /s/ ROBERT S. MCCLANE
     -------------------------------------------       Director                       March 29, 2001
                  Robert S. McClane

                 /s/ JAMES R. ADAMS
     -------------------------------------------       Director                       March 29, 2001
                   James R. Adams

                 /s/ JOE C. MCKINNEY
     -------------------------------------------       Director                       March 29, 2001
                   Joe C. McKinney

     -------------------------------------------       Director
                  Jaime Chico Pardo

     -------------------------------------------       Director
                  Samer F. Salameh

     -------------------------------------------       Director
                Randall L. Stephenson

                                 EXHIBIT INDEX

2.1(1)+      Asset Purchase Agreement, dated as of May 26, 1999, by and among Cable & Wireless USA, Inc., Cable & Wireless USA
               Internet, L.L.C. and the Registrant.
2.2(2)       Asset Purchase Agreement, dated as of September 7, 1999, by and among the Registrant, U.S. Republic
               Communications, Inc., VarTec Telecom, Inc., VarTec Telecom
               Holding Company, T. Gary Remy and Tom D. Johnson.
2.3(3)*      Agreement and Plan of Merger, dated as of November 5, 1999, and as amended as of March 15, 2000, among the Registrant,
               PUCKnut Corporation, and FlashNet Communications, Inc.
3.1(4)       Amended and Restated Certificate of Incorporation of the
               Registrant, effective as of May 31, 2000.
3.2(4)       Amended and Restated By-laws of the Registrant, effective as of May 31, 2000.
3.3(5)       Amended and Restated Limited Partnership Agreement for
               Prodigy Communications Limited Partnership, dated as of
               May 31, 2000, by and among the Registrant, SBC Internet
               Communications, Inc. and Prodigy Transition Corporation.
3.4(6)       Amendments to By-Laws, dated June 23, 2000.
3.5          Amendment to By-Laws, dated February 28, 2001.
4.1          Specimen certificate for shares of Class A Common Stock.
4.2(7)       Warrant to purchase Common Stock, issued by FlashNet
               Communications, Inc. to Ascend Communications on
               December 10, 1997.
10.1(8)      Form of 8% Contingent Convertible Promissory Note issued by
               Prodigy Services Corporation to IBM and Sears.
10.2(8)      Form of Contingent Common Stock Purchase Warrant issued by
               Prodigy Services Corporation to IBM and Sears.
10.3(8)**    1996 Stock Option Plan of the Registrant, as amended.
10.4(8)**    1999 Employee Stock Purchase Plan of the Registrant.
10.5(3)**    1999 Stock Option Plan of the Registrant.
10.6(8)**    1999 Outside Director Stock Option Plan of the Registrant.
10.7(8)+     Software License and Services Agreement, dated April 16,
               1997, between Prodigy Services Corporation and ORACLE
               Worldwide Tech Support.
10.8(3)+     Amended and Restated Splitrock Full Service Agreement, dated
               February 16, 2000, between Splitrock Services, Inc. and
               Prodigy Services Corporation.
10.9(8)      Agreement of Sublease, dated June 24, 1997, between
               Splitrock Services, Inc. and Prodigy Services Corporation.
10.10(8)**   Employment Agreement, dated September 1, 1998, between the
               Registrant and Samer F. Salameh.
10.11(8)**   Employment Agreement, dated September 14, 1998, between the
               Registrant and Andrea S. Hirsch.
10.12(8)**   Employment Agreement, dated December 14, 1998, between the
               Registrant and David C. Trachtenberg.
10.13**      Employment Agreement, dated June 1, 2000, between the
               Registrant and Samer F. Salameh.
10.14**      Employment Agreement, dated June 1, 2000, between the
               Registrant and Andrea S. Hirsch.
10.15**      Employment Agreement, dated June 1, 2000, between the
               Registrant and David C. Trachtenberg.
10.16**      Employment Agreement, dated November 16, 2000, between the
               Registrant and Dan Iannotti.
10.17**      Employment Agreement, dated November 16, 2000, between the
               Registrant and Richard S. Walker.
10.18**      Employment Agreement, dated November 16, 2000, between the
               Registrant and William Kirkner.

10.19(8)     Lease, dated August 14, 1997, between Prodigy Services
               Corporation and Westchester One LLC, as amended.
10.20        Lease, dated as July 2000 between Investors Life Insurance
               Company and SBC Services, Inc.
10.21        Sublease, dated as of April 1, 2001, between Prodigy
               Communications Limited Partnership and SBC Services, Inc.
10.22(8)+    Promotion and Distribution Agreement, effective October 6,
               1996, between Microsoft Corporation and Prodigy Services
               Corporation, as amended.
10.23(8)     Lease Agreement, dated June 6, 1998, between Prodigy
               Services Company and Crow-Kelly#1, as amended.
10.24(9)+    Microsoft Windows 98 "Get Connected" Co-Marketing Agreement,
               dated July 2, 1998, between Prodigy Services Corporation
               and Microsoft Corporation.
10.25(3)     Amendment No. 1 to Microsoft Windows 98 "Get Connected"
               Co-Marketing Agreement, dated October 1, 1998, by and
               between Microsoft Corporation and Prodigy Services
               Corporation.
10.26(3)+    Renewal and Amendment to that certain Microsoft Windows 98
               "Get Connected" Co-Marketing Agreement, dated June 1,
               1999, by and between Microsoft Corporation and Prodigy
               Services Corporation.
10.27(3)     Amendment No. 3 to that certain Microsoft Windows 98 "Get
               Connected" Co-Marketing Agreement, dated January 19, 2000, by and between Microsoft Corporation and Prodigy Services
               Corporation.
10.28(8)+    Software Development and Processing Services Agreement,
               dated January 1, 1992, between Prodigy Services Company
               and CSG Systems, Inc., as amended.
10.29(8)     Form of Prodigy Service Member Agreement.
10.30(8)     Agreement, dated January 25, 1999, among the Registrant,
               Telefonos de Mexico, S.A. de C.V., and others.
10.31(9)     Microsoft Internet Explorer Logo License Agreement, dated
               July 2, 1998, by and between Prodigy Services Corporation
               and Microsoft Corporation.
10.32(9)     Microsoft Internet Explorer License and Distribution
               Agreement, dated July 2, 1998, by and between Prodigy
               Services Corporation and Microsoft Corporation.
10.33(4)     Investment, Issuance, Contribution and Assumption Agreement,
               dated as of November 19, 1999, and as amended as of
               April 19, 2000, by and among SBC Communications Inc., SBC
               Internet Communications, Inc., the Registrant, Prodigy
               Transition Corporation, and Prodigy Communications Limited
               Partnership.
10.34(10)    Voting Agreement, dated as of November 19, 1999, by and
               among SBC Communications Inc., Carso Global Telecom, S.A.
               de C.V., and Telefonos de Mexico, S.A. de C.V.
10.35(5)     Registration Rights Agreement, dated as of May 31, 2000, by and among the Registrant, SBC Communications Inc. and SBC
               Internet Communications, Inc..
10.36(4)     Strategic and Marketing Agreement, dated as of November 19,
               1999, by and among SBC Communications Inc., SBC Internet
               Communications, Inc., the Registrant and Prodigy
               Communications Limited Partnership.
10.37(11)    Amendment No. 1 to the Strategic and Marketing Agreement
               dated as of October 1, 2000, by and among the Registrant,
               SBC Communications Inc., SBC Internet
               Communications, Inc. and Prodigy Communications Limited
               Partnership.
10.38(12)    Narrowband Internet Service Sales Agency Agreement, dated as of January 1, 2001, by and among the Registrant, SBC
               Communications, Inc. SBC Internet Communications, Inc. and
               Prodigy Communications Limited Partnership.
10.39(12)    Internet Service Resale Agreement, dated as of January 1,
               2001, by and among the Registrant, SBC
               Communications Inc., SBC Internet Communications, Inc. and
               Prodigy Communications Limited Partnership.
10.40(12)    Supplemental Agreement, dated as of January 1, 2001, by and among the Registrant, SBC Communications Inc., SBC
               Internet Communications, Inc. and Prodigy Communications
               Limited Partnership.

10.41(12)    Credit Agreement dated as of December 29, 2000, by and among the Registrant and SBC Communications Inc.
10.42(12)    Letter from Banco Inbursa, S.A. to Registrant dated January
               17, 2001.
10.43(13)    Letter from PricewaterhouseCoopers LLP to the Commission
               dated March 15, 2001.
21           Subsidiaries of the Registrant.
23.1         Consent of PricewaterhouseCoopers LLP.

------------------------

  (1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on August 3, 1999.

  (2) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on October 21, 1999.

  (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed on March 30, 2000.

  (4) Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on May 5, 2000.

  (5) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on June 14, 2000.

  (6) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on August 14, 2000.

  (7) Incorporated by reference to FlashNet Communications, Inc.'s Registration Statement on Form S-1, as amended (File No. 333-69277).

  (8) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-64233).

  (9) Incorporated by reference to the Registrant's Annual Report on Form 10-K405, filed on March 31, 1999.

(10) Incorporated by reference to the Schedule 13D/A, filed on March 9, 2000, by Carlos Slim Helu, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, Maria Soumaya Slim Domit, Vanessa Paula Slim Domit, Johanna Monique Slim Domit, Carso Global Telecom, S.A. de C.V., and Telefonos de Mexico, S.A. de C.V.

(11) Incorporated by reference to Registrant's Quarterly Report Form 10-Q, filed November 14, 2000.

(12) Incorporated by reference to Registrant's Current Report on Form 8-K, filed on January 19, 2001.

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on March 16, 2001.

+  Confidential treatment granted as to certain portions.

* The exhibits and schedules to this agreement were omitted from the agreement by the Registrant. The Registrant agrees to furnish any exhibit or schedule to this agreement supplementary to the Securities and Exchange Commission upon written request.

**  Management contract or compensation plan or arrangement filed in response to
    Item 14(c) of Form 10-K.