Form 10-Q
period 2001-03-31
PRODIGY COMMUNICATIONS CORP
filed 2001-05-15
CIK 824740

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001
                                       OR

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
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

                         6500 RIVER PLACE BLVD., BLDG III
                                AUSTIN, TEXAS 78730
               (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (512) 527-1500

   Former name, former address, and former FiscalYear, if Changed Since Last
                             Report: Not applicable

                            ------------------------

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

    The number of shares of the registrant's Class A Common Stock outstanding on May 7, 2001 was 70,245,820.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PRODIGY COMMUNICATIONS CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
                                     INDEX

                                                                                        PAGE
                                                                                      --------
PART I.                 FINANCIAL INFORMATION

Item 1.                 Financial Statements........................................      3

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     12

Item 3.                 Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     27

PART II.                OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................     29

Item 2.                 Changes in Securities and Use of Proceeds...................     31

Item 3.                 Default Upon Senior Securities..............................     31

Item 4.                 Submission of Matters to a Vote of Security Holders.........     31

Item 5.                 Other Information...........................................     31

Item 6.                 Exhibits and Reports on Form 8-K............................     31

Signatures..........................................................................     32

    This report on Form 10-Q includes "forward-looking statements", including statements containing the words "believes", "anticipates", "expects" and words of similar import. All statements other than statements of historical fact included in this report including, without limitation, such statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein, regarding Prodigy or any of the transactions described herein, including the timing, financing, strategies and effects of such transactions and Prodigy's growth strategy and anticipated growth, are forward-looking statements. Important factors that could cause actual results to differ materially from expectations are disclosed in this report, including, without limitation, in conjunction with the forward-looking statements in this report and under the heading "Certain Factors That May Affect Future Operating Results."

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       PRODIGY COMMUNICATIONS CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $  24,575     $  23,042
  Trade accounts receivable, net of allowance for doubtful
    accounts of $2,479 and $3,797 on March 31, 2001 and
    December 31, 2000, respectively.........................      7,619         7,683
  Due from affiliates.......................................      1,013         2,642
  Prepaid expenses..........................................      2,514         3,180
  Other current assets......................................        668         1,076
                                                              ---------     ---------
Total current assets........................................     36,389        37,623

Restricted cash.............................................      4,538         5,261
Property and equipment, net.................................     26,256        30,005
Goodwill and other intangibles, net.........................    532,012       596,350
Subscriber acquisition costs, net...........................    112,706       129,815
Other assets................................................      3,580         3,611
                                                              ---------     ---------
Total assets................................................  $ 715,481     $ 802,665
                                                              =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................  $  12,294     $  22,910
  Accrued compensation......................................      4,763         4,566
  Accrued restructuring and other costs.....................     16,499        20,724
  Other accrued expenses....................................     32,185        33,575
  Accrued subscriber acquisition costs......................      3,148         5,431
  Unearned revenue..........................................     27,106        28,580
  Capital lease obligation--short term                            6,605         6,879
                                                              ---------     ---------
Total current liabilities...................................    102,600       122,665

  Capital lease obligation--long term.......................      5,473         6,535
  Notes payable to related parties..........................    131,263       137,000
                                                              ---------     ---------
Total liabilities...........................................    239,336       266,200

Minority Interest...........................................    203,602       229,373

Stockholders' equity:
  Preferred stock; $.01, par value; 10,000,000 shares
    authorized; none issued or outstanding..................         --            --
  Class A Common stock; $.01 par value; 150,000,000 shares
    authorized; 70,245,820 and 70,212,598 shares issued and
    outstanding at March 31, 2001 and December 31, 2000,
    respectively............................................        702           702
  Class B Common stock; $.01 par value; 1 share issued and
    outstanding at March 31, 2001 and December 31, 2000,
    respectively                                                     --            --
  Additional paid-in-capital--Common stock..................    889,464       889,288
  Accumulated deficit.......................................   (617,623)     (582,898)
                                                              ---------     ---------
Total stockholders' equity..................................    272,543       307,092
                                                              ---------     ---------
Total liabilities and stockholders' equity..................  $ 715,481     $ 802,665
                                                              =========     =========

        The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                FOR THE        FOR THE
                                                              THREE MONTHS   THREE MONTHS
                                                                 ENDED          ENDED
                                                               MARCH 31,      MARCH 31,
                                                                  2001           2000
                                                              ------------   ------------
Revenues:
  Internet and online service revenues......................  $    76,479    $    56,929
  Amortization of subscriber incentives.....................      (12,814)       (12,987)
                                                              -----------    -----------
    Internet and online service revenue, net of
      amortization..........................................       63,665         43,942
  Subscriber management fees................................       22,137          2,605
  Other.....................................................        6,515          5,416
                                                              -----------    -----------
      Total revenues........................................       92,317         51,963

Operating costs and expenses:
  Cost of revenue...........................................       40,787         29,415
  Sales and marketing.......................................       12,205         18,769
  Product development.......................................        4,361          3,282
  General and administrative................................       37,302         21,609
  Depreciation and amortization.............................       51,414          8,885
  Amortization of subscriber acquisition costs..............        2,992          2,329
                                                              -----------    -----------
      Total operating costs and expenses....................      149,061         84,289
                                                              -----------    -----------
Operating loss..............................................      (56,744)       (32,326)

Other
  Interest expense, net.....................................        3,752          2,613
  Minority interest in net loss.............................      (25,771)            --
  Gain on sale of assets....................................           --            (25)
                                                              -----------    -----------
Net loss....................................................  $   (34,725)   $   (34,914)
                                                              ===========    ===========
Basic and diluted net loss per share........................  $     (0.49)   $     (0.54)
                                                              ===========    ===========
Weighted average number of shares outstanding used in
  computing basic and diluted net loss per share............   70,234,375     64,564,764
                                                              ===========    ===========

        The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                FOR THE        FOR THE
                                                              THREE MONTHS   THREE MONTHS
                                                                 ENDED          ENDED
                                                               MARCH 31,      MARCH 31,
                                                                  2001           2000
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(34,725)      $(34,914)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Option grants at less than fair value...................          31            917
    Depreciation of property and equipment..................       4,525          2,420
    Amortization of goodwill and other intangibles..........      46,891          6,465
    Amortization of subscriber incentive and acquisition
    costs...................................................      15,806         15,316
    Minority interest in net loss...........................     (25,771)            --
    Provision for doubtful accounts.........................      (2,928)        (1,375)
  Change in operating assets and liabilities, net of effects of
    Acquisitions and disposals:
    Trade accounts receivable...............................       2,992          6,872
    Due from affiliates.....................................      19,076           (254)
    Prepaid expenses........................................         666           (337)
    Other assets............................................         439            247
    Accounts payable and other accrued expenses.............     (12,006)        (5,160)
    Accrued compensation....................................         197         (1,476)
    Unearned revenue........................................      (1,474)         1,967
    Accrued restructuring and other costs...................      (4,225)           (32)
                                                                --------       --------

Net cash provided by (used in) operating activities.........       9,494         (9,344)
                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................      (2,112)        (1,301)
  Purchase price reduction for Cable & Wireless subscriber
    acquisition.............................................          --          9,793
  Purchase price increase for BizOnThe.Net acquisition......          --            (12)
  Subscriber acquisition....................................        (980)           398
  Other investments.........................................          --         (2,000)
                                                                --------       --------

Net cash provided by (used in) investing activities.........      (3,092)         6,878
                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................         145            974
  Proceeds from borrowing of notes payable to related
  parties...................................................      25,000             --
  Payments of notes payable to related parties..............     (30,737)       (13,809)
  Payments of note receivable from stockholder..............          --            333
  Increase in restricted cash...............................         723            629
                                                                --------       --------

Net cash used in financing activities.......................      (4,869)       (11,873)
                                                                --------       --------

Net increase (decrease) in cash.............................       1,533        (14,339)
                                                                --------       --------

Cash and cash equivalents, beginning........................      23,042         35,473
                                                                --------       --------

Cash and cash equivalents, ending...........................    $ 24,575       $ 21,134
                                                                ========       ========

Noncash operating activity:
    Forgiveness of due to affiliate.........................    $ 17,447       $      0

             The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                             CLASS A                CLASS B
                                                 PREFERRED STOCK          COMMON STOCK            COMMON STOCK
                                               --------------------   ---------------------   --------------------   ADDITIONAL
                                                                                                                      PAID IN
                                                SHARES     AMOUNT       SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL
                                               --------   ---------   ----------   --------   --------   ---------   ----------
BALANCE, DECEMBER 31, 1999                          --    $     --    64,502,608     $645          --    $     --     $539,054

Issuance of common stock.....................       --          --     5,709,990       57           1          --      140,459

Sale of subsidiary to minority interest -....       --          --            --       --          --          --      209,775

Net loss.....................................       --          --            --       --          --          --           --
                                               --------   ---------   ----------     ----     --------   ---------    --------

BALANCE, DECEMBER 31, 2000                          --    $     --    70,212,598     $702           1    $     --     $889,288

Issuance of common stock.....................       --          --        33,222       --          --          --          176

Net loss.....................................       --          --            --       --          --          --           --
                                               --------   ---------   ----------     ----     --------   ---------    --------

BALANCE, MARCH 31, 2001                             --    $     --    70,245,820     $702           1    $     --     $889,464
                                               ========   =========   ==========     ====     ========   =========    ========


                                                             NOTE RECEIVABLE
                                               ACCUMULATED        FROM
                                                 DEFICIT       STOCKHOLDER       TOTAL
                                               -----------   ---------------   ---------
BALANCE, DECEMBER 31, 1999                      $(373,275)       $(1,333)      $ 165,091
Issuance of common stock.....................          --          1,333         141,849
Sale of subsidiary to minority interest -....          --             --         209,775
Net loss.....................................    (209,623)            --        (209,623)
                                                ---------        -------       ---------
BALANCE, DECEMBER 31, 2000                      $(582,898)       $    --       $ 307,092
Issuance of common stock.....................          --             --             176
Net loss.....................................     (34,725)            --         (34,725)
                                                ---------        -------       ---------
BALANCE, MARCH 31, 2001                         $(617,623)       $    --       $ 272,543
                                                =========        =======       =========

   The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements, which include the accounts of Prodigy Communications Corporation ("Prodigy") and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto, included in Prodigy's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

    At March 31, 2001, Prodigy had available cash and cash equivalents of $24.6 million. Prodigy experienced positive cash flow in the first quarter 2001, due to a reduction in a receivable from an affiliate related to a payment received in accordance with the revision of the SBC marketing agreement, but expects to continue to experience negative cash flows throughout 2001. Prodigy continues to rely on its $150 million line of credit with Banco Inbursa, S.A.. As of March 31, 2001, the amount borrowed under this line of credit was $116.2 million. Additionally, on December 29, 2000, Prodigy and SBC Communications, Inc. ("SBC") entered into a credit agreement, pursuant to which, effective January 19, 2001, SBC agreed to make revolving loans to Prodigy in the maximum principal amount of $110 million. As of March 31, 2001, the amount borrowed under this credit agreement was $15 million.

    Effective October 1, 2000, Amendment No.1 to Prodigy's Strategic and Marketing Agreement with SBC permits Prodigy to pay subscriber acquisition costs over a three-year period with the first installment due in October 2001. Previously, such payments were due to SBC at the time a qualified enrollment was recorded. Effective January 1, 2001, in addition, to reduce the up-front cash requirements associated with its DSL expansion, Prodigy had re-negotiated the payment terms of its subscriber acquisition costs with SBC. Prodigy and SBC further amended and restated the strategic and marketing agreement pursuant to which, among other things, SBC waived approximately $23 million in subscriber bounties.

    Prodigy's future financing requirements will depend on a number of factors, including Prodigy's operating performance and increases in operating expenses associated with growth in Prodigy's business. Prodigy believes that its operations in 2001 can be supported by the combination of the SBC and Banco Inbursa lines of credit and funds generated internally.

NOTE 2. RESTRUCTURING CHARGES

    In June 2000, Prodigy announced that it would move its headquarters from White Plains, New York, to Austin, Texas, to better leverage Prodigy's alliance with SBC. As a result of this relocation, Prodigy recorded a restructuring charge of $21,552 related primarily to early termination payments and other contractual obligations for certain non-cancelable property leases and minimum purchase commitments as well as costs associated with employee terminations. The accrued restructuring charge as of March 31, 2001 was $16,499.

                       PRODIGY COMMUNICATIONS CORPORATION

             (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

NOTE 2. RESTRUCTURING CHARGES (CONTINUED)
    The restructuring charge included $5,250 relating to real estate lease termination costs of Prodigy's White Plains, New York, and Fort Worth and Houston, Texas facilities, and has been reduced for sublease income that management believes is probable. Other related restructuring costs of $12,124 primarily consist of minimum purchase commitments related to certain network and communication equipment agreements attributable to FlashNet, which will be terminated.

    The restructuring charge included $4,174 relating to employee separations of approximately 254 employees, of which 198 employees have departed as of March 31, 2001. These employees were predominately located at the White Plains, New York and Fort Worth and Houston, Texas locations. These costs include severance and other benefits.

    As of March 31, 2001, the Company has incurred employee separation costs of $4.2 million. All actions required under this plan are expected to be taken by September 30, 2001.

NOTE 3. NET LOSS PER SHARE

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

NOTE 4. SEGMENT INFORMATION

    Prodigy has two reportable segments based on its internal reporting which is disaggregated by the services Prodigy offers: consumer Internet services and Web hosting and management services, the latter of which principally includes the SBC and Prodigy Internet de Telmex management agreement services and the BizOnThe.Net Web hosting business acquired from U.S. Republic
Communications, Inc. in October 1999. Based on the level of operations during the period, the revenues and operating losses of the Web hosting and management services are reflected below in an "all other" category together with other non-segment business transactions. There are no intersegment revenues between the two reportable segments. Assets are not identified and allocated by operating segments, nor does management evaluate the segments based upon these criteria. All other accounting policies are applied consistently to the segments, where applicable.

                       PRODIGY COMMUNICATIONS CORPORATION

             (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

NOTE 4. SEGMENT INFORMATION (CONTINUED)
    A summary of the segment financial information is as follows (in thousands):

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
Revenues:
Internet and online services.............................  $ 63,665   $43,942
All other services(1)....................................    28,652     8,021
                                                           --------   -------
  Total revenues.........................................  $ 92,317   $51,963
                                                           ========   =======

Loss (income) from operations:
Internet and online services(2)..........................  $ 81,033   $29,616
All other services(1)(3).................................   (26,687)      968
Other(4).................................................     2,398     1,742
                                                           --------   -------
  Total loss from operations.............................  $ 56,744   $32,326
                                                           ========   =======

------------------------

(1) Includes revenue and operating losses associated with the ProdigyBiz small business Web hosting division, the Prodigy Internet de Telmex management agreement, SBC marketing agreement and advertising and transaction fees.

(2) For the three months ended March 31, 2001 and 2000, Internet and online services includes goodwill and other intangible assets amortization of $46,889 and $1,873, respectively.

(3) For the three months ended March 31, 2001 and 2000, all other services includes goodwill and other intangible assets amortization of $0 and $4,592, respectively.

(4) Other consists of integration costs associated with the SBC Transaction.

NOTE 5. COMMITMENTS AND CONTINGENCIES

    On December 13, 2000, British Telecommunications filed a lawsuit against Prodigy in the United States District Court for the Southern District of New York, Northern Division, claiming that Prodigy has infringed its alleged patent of "Hyper-link text" technology. Prodigy filed its Answer and Counterclaim and discover is proceeding. Prodigy expects a hearing in order to construct the patent claims (the "MARKMAN Hearing") sometime in August--September 2001. No trial date has been set and, due to the early stage of this litigation, Prodigy makes no predictions as to the outcome of this case.

    On June 8, 1998, Brent Johnson filed a lawsuit against Prodigy in the United States District Court for the Northern District of Oklahoma alleging that Prodigy has infringed on two 1997 patents for software that Prodigy licensed from another company called Diversified Data Resources ("DDR"). Eventually Johnson joined his company, I.D.G., as co-plaintiff. Prodigy no longer uses the software in question and the licensor, DDR, has defaulted on its indemnification obligations. The case was stayed pending resolution of similar litigation between Johnson and DDR in the Northern District of California. DDR suffered an adverse judgment of $480,000 and filed a notice of appeal. DDR has since settled with Johnson

                       PRODIGY COMMUNICATIONS CORPORATION

             (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

NOTE 5. COMMITMENTS AND CONTINGENCIES (CONTINUED) and the appeal was dismissed. Dispositive motions are currently before the Court in the Prodigy case and a trial date has been set for October 15, 2001. Because of the changing case law applicable to this patent claim and the unpredictable nature of litigation, Prodigy makes no predictions as to the outcome of this litigation.

    In September 1998, Prodigy received a letter from the Office of the Attorney General of New York, notifying Prodigy that the Attorneys General of New York and 19 other states were investigating the "advertising and certain other practices" of Prodigy and other unnamed Internet service providers. The letter stated that the inquiry was a follow-up to the settlement between AOL Time Warner and many states in May 1998, concerning the following issues:

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

    On January 10, 2000, Christa Roberts filed a class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against Prodigy, AOL Time Warner, Circuit City Stores, Fry's Electronic, Microsoft and other unnamed parties. On February 7, 2000, the plaintiff filed an amended complaint naming Young H. Kim as the named plaintiff in place of Christa Roberts. The lawsuit alleges that Prodigy and the defendants engaged in false advertising, and offered incentives to consumers and entered into retail sales contracts with consumers which violated California law. The plaintiff is seeking restitution from the defendants of all sums related to this conduct. The trial court dismissed the lawsuit for failure to state a cause of action and the Plaintiff appealed. Prodigy's response brief was filed in the Court of Appeals on March 30, 2001. Given the early stage of the appeal, no prediction as to its outcome can be made.

    On February 24, 2000, Prodigy was served with a summons and complaint by Carroll Wesley Chance in a class action lawsuit brought against Best Buy, Prodigy and Young America in the State Court of Richmond County, State of Georgia. The case was brought on behalf of the class of similarly situated consumers who allegedly purchased a computer at Best Buy, enrolled in the Prodigy Internet service under the incentive program, and did not receive a incentive check. The complaint alleged breach of contract, unjust enrichment, conversion and negligence. The plaintiffs sought damages not to exceed $74,900 per

                       PRODIGY COMMUNICATIONS CORPORATION

             (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

NOTE 5. COMMITMENTS AND CONTINGENCIES (CONTINUED) member of the class, including actual damages, incentives, interest, punitive damages, court costs and litigation expenses. The case settled on March 1, 2001 for payment of fees and the offer of one free month of service to class members who renewed or re-activated their accounts for a specified period of time. Prodigy notified potential class members of the settlement, and the Court has approved and finalized the Settlement.

    On March 31, 2000, Giovanni R. Viana filed a class action lawsuit against Prodigy in the 11th Judicial Circuit Court for Dade County, Florida. This class action lawsuit arises out of the Best Buy mail-in incentive program. The plaintiff alleges Prodigy violated Florida's Unfair Trade Practices Act when it represented it would provide incentives and allegedly failed to do so. In addition, the complaint contains a breach of contract claim for failure to pay the incentives. The plaintiff seeks damages under the breach of contract claim not to exceed $75,000 per member of the class, as well as actual damages plus attorneys' fees and litigation costs. Given the early stage of this litigation, no prediction as to its outcome can be made.

    On June 20, 2000, Saul Kaufman filed a purported class action lawsuit against Prodigy in the Circuit Court for Cook County, Illinois, alleging he was "locked out" of his service during the migration from Web America, a company acquired by Prodigy in March 2000, to Prodigy. Kaufman is not allowed to conduct "fact" discovery until the Judge decides whether to certify this case as a class action. Prodigy expects a decision on class certification during the summer of 2001 and makes no predictions as to the outcome of this litigation. Prodigy made a demand on Web America, through its parent company, for indemnification pursuant to a written agreement between the parties. Web America has not yet responded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF SBC TRANSACTION

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

    The following discussion should be read in conjunction with the risk factors, selected financial information, and the unaudited condensed consolidated financial statements.

    Prodigy is a leading national Internet service provider ("ISP") and has been an online pioneer since its inception in 1984. Prodigy launched Prodigy Classic as the world's first consumer-focused online service in 1988. Prodigy Classic featured custom content, email and chat rooms, and was based on technologies owned by Prodigy. In October 1996, Prodigy launched Prodigy Internet, a service allowing consumers with any computer operating system to access the Internet. Prodigy Classic was discontinued in October 1999, as Prodigy completed the transition to Prodigy Internet. Since the autumn of 1997, Prodigy has focused on expanding the Prodigy subscriber base and introducing additional Internet-based services. Prodigy has also used outside companies for network coverage, customer support and content. In May 2000, Prodigy and SBC consummated their marketing and strategic relationship. Due to these initiatives, Prodigy has substantially reduced its fixed operating costs and number of employees. Prodigy believes it can accommodate sustained subscriber growth cost-effectively without significant capital expenditures.

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

    Prodigy has recognized the contribution of the assets by SBC to the operating partnership in exchange for the partnership units issued, at fair value, of $560.8 million including transaction costs of approximately
$3.5 million. Through, December 31, 2000 these intangible assets were amortized using a three year life. As a result of the revision of the SBC marketing agreement, which resulted in a timing difference of cash flows, as of January 1, 2001, the estimated life of the contributed intangible assets was changed from three to four years. The contribution of the intangible assets at fair value has resulted in a substantial amount of amortization, which will reduce Prodigy's future earnings or increase its future losses. As a result of the partnership units issued, Prodigy consolidates the operating partnership and recognizes the SBC minority interest in the operating partnership.

    Results of Operations

    Prodigy's total revenues are comprised of:

    - Internet and online service revenues, consisting of subscription revenues from subscribers to Prodigy Internet and fees from SBC for providing Internet and online services to SBC's business dial-up and DSL subscribers;

    - management fees emanating from provision of certain management and consulting services to Telmex's Internet subsidiary Prodigy Internet de Telmex and fees from SBC for providing Internet and online services to SBC's legacy dial-up subscribers, and

    - other revenues, consisting of small business Web-hosting fees from Prodigy's ProdigyBiz division and advertising and transaction fees.

    Prodigy defines "Internet subscribers owned and managed" to include billable Prodigy Internet subscribers, SBC dial-up, SBC legacy dial-up, SBC DSL and SBC business dial-up subscribers and billable Prodigy Internet de Telmex subscribers. Prodigy does not count members in a trial period or who enroll in a money-back guarantee program.

    Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

SUBSCRIBERS

    The number of Prodigy Internet subscribers owned and managed increased 1,561,000, or 102%, from 1,526,000 to 3,087,000. This growth was largely attributable to the strategic and marketing agreement Prodigy initiated with SBC, which became effective May 31, 2000. The increase in new subscribers owned and managed was comprised of 1.2 million from the SBC channel, 232,000 from the Prodigy Internet de Telmex channel and the remainder from the Prodigy Internet dial channel.

REVENUES

    Total revenue increased $40.3 million or, 78%, from $52.0 million to $92.3 million. The increase in total revenue was comprised of a $19.6 million increase in Internet revenues, a $19.5 million increase in management fees and a $1.1 million increase in other revenues.

    INTERNET AND ONLINE SERVICES REVENUE. Revenues from Internet and online services increased $19.6 million, or 34%, from $56.9 million to $76.5 million due to the increase in subscribers discussed above.

    During 1999, Prodigy entered into agreements with major retailers of personal computers for the purpose of stimulating Prodigy Internet enrollments. Under these agreements, Prodigy made payments to the retailers in exchange for the retailers enrolling a customer onto Prodigy Internet, obtaining a signed contractual commitment from the customer to a term subscription of one, two or three years, and committed marketing of Prodigy Internet by the retailers in connection with the retailers' other product advertisements. In accordance with the terms of the agreements, the retailers provide certain incentives to the customers upon enrollment. These payments amounted to $100, $250, or $400, respectively, for a term subscription of one, two or three years at Prodigy's standard monthly rates.

    In July 2000, the Emerging Issue Task Force ("EITF") issued EITF 00-14, "Accounting for Certain Sales Incentives", which requires that promotional incentives granted consumers in return for the sale of a product or service must be classified in the Statement of Operations as a reduction of revenues related to that product or service. Accordingly, in the three months ended March 31, 2001 and 2000, amortization of subscriber acquisition costs emanating from these contract subscriber incentive programs of $12.8 million and $13.0 million, respectively, are reported on the Statement of Operations as reductions of gross Prodigy Internet revenues earned during the period. Previously, Prodigy had accounted for the amortization of these costs as subscriber acquisition cost amortization.

    SUBSCRIBER MANAGEMENT FEES. Management fee revenues from Prodigy Internet de Telmex and, commencing June 2000, from legacy subscribers of SBC's Internet dial-up and business dial-up services, increased by $19.5 million from $2.6 million to $22.1 million. Approximately 93% of this increase was attributable to SBC customers that became managed by Prodigy under the terms the strategic and marketing agreement with SBC which became effective on May 31, 2000, as amended in January 2001.

    OTHER. Other revenues increased by $1.1 million, or 20%, from $5.4 million to $6.5 million. The increase in other revenues consisted of $1.9 million from billing adjustments related to the migration of FlashNet Communications customers to Prodigy's system, offset by a decrease in Web hosting revenues related to ProdigyBiz.

OPERATING COSTS AND EXPENSES

    COST OF REVENUES. Cost of revenues includes network and content expenses. Network expense includes costs associated with Prodigy's hosting operations center in Yorktown Heights, New York, the FlashNet division hosting operations center in Fort Worth, Texas, as well as the costs of outsourced network provider services. Content expenses consist of the costs of developing, or obtaining from third parties, content for inclusion in Prodigy's service offerings. Cost of revenues increased $11.4 million, or 39%, from $29.4 million, to $40.8 million in 2001, primarily related to increased network charges incurred by Prodigy resulting from the increased hours of network usage incurred by the increased number of Prodigy subscribers and, in the case of the management of SBC legacy customers, the SBC network costs incurred by Prodigy from this source.

    SALES AND MARKETING. Sales and marketing expense includes advertising, salaries of sales and marketing personnel, and other general sales and marketing costs. Sales and marketing expense decreased $6.6 million, or 35%, from $18.8 million, to $12.2 million. This decrease was attributable to a decreased level of advertising during the most recent period.

    PRODUCT DEVELOPMENT. Product development expense includes research and development costs, and other product development costs. Product development expense increased $1.1 million, or 33%, from $3.3 million to $4.4 million. Product development activities in 2001 centered upon development of a new client kit and an enhancement of existing web pages.

    GENERAL AND ADMINISTRATIVE. General and administrative expense increased $15.7 million, or 73%, from $21.6 million, to $37.3 million. The increase is attributable to an increase in DSL customer care expense resulting from the outsourcing of this service and SBC integration costs incurred during the most recent period.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $42.5 million, or 479%, from $8.9 million to $51.4 million. This increase was comprised of $33.1 million of other intangibles amortization related to the May 2000 SBC transaction, $11.9 million of goodwill and other intangibles' amortization related to the May 2000 FlashNet acquisition, and $2.1 million increase in depreciation relating to additions of property, equipment and leasehold improvements associated with the May 2000 FlashNet acquisition and the fourth quarter 2000 relocation of the corporate headquarters to Austin, Texas, offset by a $4.6 million decrease in intangibles amortization relating to the fourth quarter 2000 write-off of BizOnThe.Net.

    AMORTIZATION OF SUBSCRIBER ACQUISITION COSTS. In May 1999, Prodigy entered into an agreement with Cable & Wireless USA, Inc. ("Cable & Wireless") to purchase the dial-up access Internet subscriber base of that entity. At the closing on July 20, 1999, Prodigy paid Cable & Wireless $41.6 million in cash. Upon settlement of the transaction during the first quarter of 2000, Prodigy received a purchase price reduction of approximately $10 million from the original payment due to fewer subscribers transitioning to the Prodigy Internet service than originally projected. Prodigy has accounted for the purchase price paid for the acquired Cable & Wireless subscribers that migrated to Prodigy Internet, and the subscribers it obtained from Web America as subscriber acquisition costs, and amortized these costs over three years. During the three months ending March 31, 2001, Prodigy incurred amortization of subscriber acquisition costs of $3.0 million related to the acquired Cable & Wireless and Web America subscribers compared to $2.3 million for the three months ending March 31, 2000.

OTHER

    INTEREST AND OTHER INCOME. Interest expense increased $1.1 million, from $2.6 million, to $3.7 million. The increase was attributable to a higher average level of debt outstanding during the current period.

    MINORITY INTEREST IN NET LOSS. Minority interest in net loss increased from $0 to $25.8 million. This increase was attributable to the SBC transaction, whereby SBC acquired an indirect interest in Prodigy of approximately 43%.

    INCOME TAXES. Prodigy has evaluated the positive and negative evidence bearing on the realizability of its deferred tax assets, which are comprised principally of net operating loss carry-forwards. Under the applicable accounting standards, Prodigy has considered its history of losses, and concluded that it is more likely than not that Prodigy will not realize these favorable tax attributes. Accordingly, the related deferred tax assets have been fully reserved.

    Fiscal Year 2000 Restructuring

    In June 2000, Prodigy announced that it would move its headquarters from White Plains, New York, to Austin, Texas, to better leverage Prodigy's alliance with SBC. As a result of this relocation, Prodigy recorded a restructuring charge of $21.6 million related primarily to early termination payments and other contractual obligations for certain non-cancelable property leases and minimum purchase commitments as well as costs associated with employee terminations. The accrued restructuring charge as of March 31, 2001 was $16.5 million.

    The restructuring charge included $5.3 million relating to real estate lease termination costs of Prodigy's White Plains, New York, and Fort Worth and Houston, Texas facilities, and have been reduced for sublease income that management believes is probable. Other related restructuring costs of $12.1 million primarily consist of minimum purchase commitments related to certain network and communication equipment agreements attributable to FlashNet, which will be terminated.

    The restructuring charge included $4.2 million relating to employee separations of approximately 254 employees, of which 198 employees have departed as of March 31, 2001. These employees were predominately located at the White Plains, New York and Fort Worth and Houston, Texas locations. These costs include severance and other benefits.

    All actions required under this plan are expected to be taken by September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Since formation, Prodigy has relied on private sales of equity securities (totaling $294.1 million through March 31, 2001), borrowings and its initial public offering in February 1999, with net proceeds of $157.2 million to fund its operations. Prodigy has incurred significant losses since inception, and at March 31, 2001, had an accumulated deficit of $617.6 million and a working capital deficit of $66.2 million comprised of current liabilities of $102.6 million offset by current assets of $36.4 million.

    For the three months ended March 31, 2001, Prodigy provided cash from operations of $9.5 million compared to negative cash flow from operations of $9.3 million for the three months ended March 31, 2000. The change in cash used in operating activities from 2000 to 2001 was due to reduction in a receivable from an affiliate, related to a payment received in accordance with a revision in the SBC marketing agreement.

    Net cash used in investing activities increased by $10 million in 2001, to $3.1 million compared to $6.9 million cash provided by investing activities in 2000. The 2001 increase was due primarily to the prior period's purchase price adjustment relating to the acquisition of subscribers from Cable & Wireless USA, as well as to subscriber contract acquisition programs, and increased capital expenditures.

    From July 1999 through December 1999, Prodigy paid approximately
$154.6 million in consideration for subscribers obtained through its subscriber contract acquisition programs. During 2000, Prodigy paid an additional
$19.5 million related to these programs. Prodigy has $3.1 million accrued related to these programs as of March 31, 2001. Prodigy has capitalized these costs and will amortize these costs over the terms of the underlying subscriber contracts (one, two or three years).

    Prodigy's capital expenditures for the three months ended March 31, 2001, were $2.1 million, compared to capital expenditures of $1.3 million for the three months ended March 31, 2000. Prodigy anticipates that its capital expenditures will be approximately $13.5 million in 2001.

    In August 1999, Prodigy obtained a $150 million revolving line of credit from Banco Inbursa, a Carso Global affiliate, to fund its subscriber contract acquisition programs during the third and fourth quarters of 1999. The terms of this line of credit allow Prodigy to borrow, repay and re-borrow amounts in minimum increments of $1 million. Advances are due 30 days after borrowing, but Prodigy is permitted to rollover advances into new advances at its election. Advances are uncollateralized, and during the third and fourth quarters of 1999, bore interest of 9% and 12%, respectively. At March 31, 2001, the amount borrowed under the line of credit was $116 million. In January 2001, Banco Inbursa extended its revolving line of credit to June 15, 2002 subject to monthly interest rate adjustments governed by market conditions.

    On December 29, 2000, SBC extended a $110 million revolving line of credit. Concurrently, SBC forgave $5 million of obligations owed on a telecommunications contract negotiated by FlashNet Communications and DSL bounty payments owed by Prodigy to SBC were eliminated, with the result that a net receivable to Prodigy of $17 million was paid by SBC in February 2001.

    In January 2001, Prodigy borrowed $25 million under the SBC line of credit. At the same time, $15 million was repaid Banco Inbursa for principal and accrued interest under its line of credit. As of March 31, 2001, the amount borrowed under the SBC line of credit was $15 million. In March 2001, Prodigy repaid
$10 million to SBC and $7 million to Banco Inbursa with respect to the lines of credit.

    At March 31, 2001, Prodigy had available cash and cash equivalents of $24.6 million.

    Prodigy's future financing requirements will depend on a number of factors, including Prodigy's operating performance and increases in operating expenses associated with growth in Prodigy's business. Prodigy believes that its operations in 2001 can be supported by the combination of the SBC and Banco Inbursa lines of credit and funds generated from operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    This report on Form 10-Q contains "forward-looking statements" relating to among other matters, future economic performance, and projections of revenue and other financial items, that are based on the beliefs and assumptions made by and information currently available to Prodigy. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The words "expect", "estimate", "anticipate", "believe", "intend", "plan" and similar expressions and variations thereof are intended to identify forward-looking statements. Important factors are described below, including risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements.

    PRODIGY ACHIEVED POSITIVE CASH FLOWS FOR THE FIRST TIME SINCE ITS INCEPTION IN THE QUARTER ENDED MARCH 31, 2001. THE GENERATION OF POSITIVE CASH FLOWS WAS DUE PRIMARILY TO REPAYMENT OF A RECEIVABLE DUE FROM AN AFFILIATE RECEIVED IN FEBRUARY 2001. HAD PRODIGY NOT RECEIVED THAT REPAYMENT, PRODIGY WOULD HAVE HAD NEGATIVE CASH FLOWS FROM OPERATIONS. PRODIGY HAS INCURRED SIGNIFICANT LOSSES, AND MAY INCUR LOSSES IN THE FUTURE. IF PRODIGY DOES NOT ACHIEVE AND SUSTAIN PROFITABILITY, PRODIGY'S FINANCIAL CONDITION AND STOCK PRICE COULD DECLINE.

    Prodigy cannot assure that it will achieve or sustain profitability. Since inception, Prodigy has incurred significant losses. The following table shows Prodigy's revenues and net losses during the years ended December 31, 1998, 1999 and 2000 and for the three months ended March 31, 2000 and 2001, in millions:

                                                                            THREE MONTHS
                                                  YEAR ENDED                    ENDED
                                                 DECEMBER 31,                 MARCH 31,
                                        ------------------------------   -------------------
                                          1998       1999       2000       2000       2001
                                        --------   --------   --------   --------   --------
Revenues..............................   $136.1     $173.4     $376.4     $52.0      $92.3
Net Losses............................   $ 65.1     $ 80.5     $209.6     $34.9      $34.7

    At March 31, 2001, Prodigy had:

    - an accumulated deficit of $617.6 million;

    - a working capital deficit of $66.2 million;

    - current liabilities of $102.6 million; and

    - current assets of $36.4 million.

    As a result of these losses, Prodigy had not generated positive cash flow from operations until the quarter ended March 31, 2001. The positive cash flow generated was due principally to a repayment of a receivable from an affiliate received in February 2001.

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

    Prodigy experienced substantial negative cash flow during 2000 and would have had negative cash flows during the three months ending March 31, 2001 but for the repayment of a receivable due from an affiliate received in February 2001. Prodigy had $24.6 million of cash available at March 31, 2001. In December 2000, Prodigy entered into a credit agreement with SBC pursuant to which SBC has agreed to make revolving loans to Prodigy, from time to time, through December 21, 2003, in the maximum aggregate principal amount of $110 million. The credit agreement will terminate on December 31, 2003. As of March 31, 2001, $15 million was outstanding under this credit agreement. In January 2001, Prodigy extended a $150 million revolving line of credit from Banco Inbursa, an affiliate of Carso Global Telecom, to June 15, 2002. As of March 31, 2001, $116 million was outstanding under this line of credit. The termination of either line of credit agreement would force Prodigy to seek additional equity or debt financing before it currently anticipates needing to do so. The terms under which Prodigy obtains additional equity or debt financing could be unfavorable to Prodigy and could adversely affect Prodigy's business. Any additional equity financing may cause investors to experience dilution. Any additional debt financing may result in restrictions on Prodigy's operations.

    PRODIGY OPERATES IN A HIGHLY COMPETITIVE MARKET AND FACES SIGNIFICANT COMPETITION FROM A VARIETY OF CURRENT AND POTENTIAL SOURCES, INCLUDING EARTHLINK AND AOL TIME WARNER, AS WELL AS COMPANIES THAT PROVIDE BROADBAND SERVICES. PRODIGY MAY ALSO FACE ADDITIONAL COMPETITIVE PRESSURES FROM STRATEGIC ALLIANCES OR CONSOLIDATIONS AMONG OTHER INTERNET SERVICE PROVIDERS. MANY OF PRODIGY'S CURRENT AND FUTURE COMPETITORS HAVE GREATER FINANCIAL, MARKETING AND TECHNICAL RESOURCES. THUS, PRODIGY MAY FAIL TO COMPETE EFFECTIVELY IN ITS MARKET.

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

    - cable television companies; and

    - electric utility companies.

    Among the larger Internet service providers that Prodigy competes with are EarthLink, Microsoft Network, AT&T WorldNet, MCI Internet, IBM Internet Connection, PSINet, and Concentric Network. Microsoft's ownership of the dominant PC operating system and the Microsoft Internet Explorer browser may give Microsoft Network competitive advantages, including distribution and marketing synergies. Prodigy also competes with AOL/Time Warner, which offers the AOL Time Warner and CompuServe proprietary online services over closed networks and Internet access.

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

    The failure to attract and retain subscribers to Prodigy's services, or an increase in or a failure to slow the rate of subscriber cancellations, would adversely affect Prodigy's future revenues. Moreover, a significant percentage of Prodigy's subscriber base is currently under contract, the majority of which will expire over the next two years. In the absence of incentives to retain these subscribers, Prodigy could experience significantly higher rates of customer turnover in the future. Prodigy's industry is characterized by a high rate of customer turnover. Customer acquisition expenses and the administrative expenses of enrolling and assisting new subscribers are substantial.

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

    Prodigy's financial condition may decline if it does not continue to increase its subscriber base. Historically, a majority of Prodigy Internet enrollments have arisen from bundling arrangements with PC manufacturers. In 1998, 44% of total enrollments to Prodigy Internet were obtained through PC bundling, including 32% from Prodigy's PC bundling relationship with Packard Bell/NEC. In 1999, the percentage of total enrollments to Prodigy Internet obtained through PC bundling declined to 15%, but the percentage obtained through contract acquisition programs, in which Prodigy makes payments of up to $400 to major PC retailers who enroll subscribers to term subscriptions of at least one year, increased from zero in 1998, to 34%. Prodigy's contract acquisition program with Best Buy accounted for approximately 33% of total enrollments during 1999. Prodigy's contract acquisition program with Best Buy has been terminated. Prodigy has other, less significant, contract acquisition programs with other retailers, and entered into an additional contract acquisition program in February 2000. During 2000, SBC contributed 75,000 net dial-up customers and 230,000 net DSL customers on behalf of Prodigy. However, Prodigy cannot predict whether future contract acquisition programs will generate as many enrollments as in the past. Prodigy is not currently engaged in contract acquisition programs with retailers as of March 31, 2001.

    IF PRODIGY IS UNABLE TO EXPAND ITS NETWORK AND OPERATIONS TO ACCOMMODATE AND MIGRATE CUSTOMERS ACQUIRED THROUGH THE SBC TRANSACTION TO PRODIGY'S SERVICE, PRODIGY MAY LOSE SUBSCRIBERS AND THUS MAY BE UNABLE TO ACHIEVE DESIRED RESULTS OF THE ACQUISITIONS AND STRATEGIC RELATIONSHIPS AND MAY EXPERIENCE INCREASED OPERATING LOSSES.

    As a part of its business strategy, Prodigy has completed several acquisitions to date and completed the SBC Transaction in May 2000. Prodigy may enter into additional business combinations, acquisitions and strategic relationships. As a result of these transactions, Prodigy must rapidly take on management of a significant number of new customers. This may require Prodigy to expand its operations, especially its network and customer service operations, in order to accommodate these new customers. Any failure of Prodigy to successfully expand its operations and a resulting deterioration of service could make it difficult for Prodigy to attract and retain customers, including the customers resulting from the SBC transaction.

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

    IF SBC MARKETING EFFORTS FAIL TO GENERATE ADDITIONAL DSL SUBSCRIBERS, PRODIGY MAY EXPERIENCE ADDITIONAL OPERATING LOSSES.

    The number of Prodigy Internet owned and managed subscribers, excluding Telmex, increased from 1.1 million at March 31, 2000 to 2.4 million at March 31, 2001. A significant portion of the increase was due to SBC's DSL subscribers managed by Prodigy as a result of the SBC transaction. Prodigy's continued growth in the DSL marketplace will largely tie to marketing efforts of SBC. If SBC's marketing efforts do not succeed or if SBC fails to provide Prodigy with the minimum number of DSL subscribers as required in the Strategic and Marketing Agreement (3.75 million over the nine-year period), Prodigy may experience additional operating losses.

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

    SBC and Carlos Slim Helu control Prodigy. Mr. Slim and members of his immediate family beneficially own a majority of the voting equity securities of Carso Global Telecom. Carso Global Telecom may be deemed to control Telmex through the shares of Telmex that it owns directly and indirectly. Carlos Slim Helu, Carso Global Telecom and Telmex collectively own 41,910,111 shares of Class A common stock of Prodigy, representing approximately 34.7% of the outstanding voting securities of Prodigy. SBC, through its ownership of Class B common stock and units in Prodigy Communications Limited Partnership, has voting power equivalent to the ownership of 50,448,283 shares of Class A common stock of Prodigy, representing approximately 41.8% of the outstanding voting securities of Prodigy. SBC, as the holder of Class B common stock, has the right to elect three of the nine members of Prodigy's board of directors. The holders of Class A common stock, including SBC; have the right to elect the remaining members of Prodigy's board of directors. Pursuant to a voting agreement, SBC has agreed to vote in favor of three nominees to the Prodigy board of directors designated by Carso Global Telecom and Telmex.

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

    PRODIGY'S BUSINESS IS SUBJECT TO SEASONALITY THAT CAUSES PRODIGY'S QUARTERLY RESULTS TO FLUCTUATE. IF PRODIGY'S QUARTERLY RESULTS FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, PRODIGY'S BUSINESS MAY BE ADVERSELY AFFECTED.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK ON VARIABLE RATE FINANCIAL INSTRUMENTS

    Prodigy maintains a $150 million line of credit from Banco Inbursa, S.A. The terms of this line of credit allow Prodigy to borrow, repay and re-borrow amounts in minimum increments of $1 million and is available for drawdown until June 15, 2002. Interest rates on this facility fluctuate based on market conditions at the time of each drawdown. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Prodigy's outstanding borrowings under this facility as of March 31, 2001 at an average interest rate of 12% per annum, a 100 basis point increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $1.2 million. The fair market value of the outstanding obligations under this facility approximate the facility's carrying value due to the variable interest rates in place as of March 31, 2001.

    In addition to the above, on January 19, 2001, Prodigy entered into a $110 million line of credit with SBC that expires on December 31, 2003 and bears interest at LIBOR plus 400 basis points. Accordingly, increases in market interest rates would cause interest expense, if any, on this facility to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Prodigy's outstanding borrowings under this facility as of March 31, 2001 at an average interest rate of 12% per annum, a 100 basis point increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $200,000. The fair market value of the outstanding obligations under this facility approximate the facility's carrying value due to the variable interest rates in place as of March 31, 2001.

    Prodigy did not hold derivative financial instruments as of March 31, 2001 and has never held these instruments in the past.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On December 13, 2000, British Telecommunications filed a lawsuit against Prodigy in the United States District Court for the Southern District of New York, Northern Division, claiming that Prodigy has infringed its alleged patent of "Hyper-link text" technology. Prodigy filed its Answer and Counterclaim and discover is proceeding. Prodigy expects a hearing in order to construct the patent claims (the "MARKMAN Hearing") sometime in August--September 2001. No trial date has been set and, due to the early stage of this litigation, Prodigy makes no predictions as to the outcome of this case.

    On June 8, 1998, Brent Johnson filed a lawsuit against Prodigy in the United States District Court for the Northern District of Oklahoma alleging that Prodigy has infringed on two 1997 patents for software that Prodigy licensed from another company called Diversified Data Resources ("DDR"). Eventually Johnson joined his company, I.D.G., as co-plaintiff. Prodigy no longer uses the software in question and the licensor, DDR, has defaulted on its indemnification obligations. The case was stayed pending resolution of similar litigation between Johnson and DDR in the Northern District of California. DDR suffered an adverse judgment of $480,000 and filed a notice of appeal. DDR has since settled with Johnson and the appeal was dismissed. Dispositive motions are currently before the Court in the Prodigy case and a trial date has been set for October 15, 2001. Because of the changing case law applicable to this patent claim and the unpredictable nature of litigation, Prodigy makes no predictions as to the outcome of this litigation.

    In September 1998, Prodigy received a letter from the Office of the Attorney General of New York, notifying Prodigy that the Attorneys General of New York and 19 other states were investigating the "advertising and certain other practices" of Prodigy and other unnamed Internet service providers. The letter stated that the inquiry was a follow-up to the settlement between AOL Time Warner and many states in May 1998, concerning the following issues:

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

    On January 10, 2000, Christa Roberts filed a class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against Prodigy, AOL Time Warner, Circuit City Stores, Fry's Electronic, Microsoft and other unnamed parties. On February 7, 2000, the plaintiff filed an amended complaint naming Young H. Kim as the named plaintiff in place of Christa Roberts. The lawsuit alleges that Prodigy and the defendants engaged in false advertising, and offered incentives to consumers and entered into retail sales contracts with consumers which violated California law. The plaintiff is seeking restitution from the defendants of all sums related to this conduct. The trial court dismissed the lawsuit for failure to state a cause of action and the Plaintiff appealed. Prodigy's response brief was filed in the Court of Appeals on March 30, 2001. Given the early stage of the appeal, no prediction as to its outcome can be made.

    On February 24, 2000, Prodigy was served with a summons and complaint by Carroll Wesley Chance in a class action lawsuit brought against Best Buy, Prodigy and Young America in the State Court of Richmond County, State of Georgia. The case was brought on behalf of the class of similarly situated consumers who allegedly purchased a computer at Best Buy, enrolled in the Prodigy Internet service under the incentive program, and did not receive a incentive check. The complaint alleged breach of contract, unjust enrichment, conversion and negligence. The plaintiffs sought damages not to exceed $74,900 per member of the class, including actual damages, incentives, interest, punitive damages, court costs and litigation expenses. The case settled on March 1, 2001 for payment of fees and the offer of one free month of service to class members who renewed or re-activated their accounts for a specified period of time. Prodigy notified potential class members of the settlement, and the Court has approved and finalized the Settlement.

    On March 31, 2000, Giovanni R. Viana filed a class action lawsuit against Prodigy in the 11th Judicial Circuit Court for Dade County, Florida. This class action lawsuit arises out of the Best Buy mail-in incentive program. The plaintiff alleges Prodigy violated Florida's Unfair Trade Practices Act when it represented it would provide incentives and allegedly failed to do so. In addition, the complaint contains a breach of contract claim for failure to pay the incentives. The plaintiff seeks damages under the breach of contract claim not to exceed $75,000 per member of the class, as well as actual damages plus attorneys' fees and litigation costs. Given the early stage of this litigation, no prediction as to its outcome can be made.

    On June 20, 2000, Saul Kaufman filed a purported class action lawsuit against Prodigy in the Circuit Court for Cook County, Illinois, alleging he was "locked out" of his service during the migration from Web America, a company acquired by Prodigy in March 2000, to Prodigy. Kaufman is not allowed to conduct "fact" discovery until the Judge decides whether to certify this case as a class action. Prodigy expects a decision on class certification during the summer of 2001 and makes no predictions as to the outcome of this litigation. Prodigy made a demand on Web America, through its parent company, for indemnification pursuant to a written agreement between the parties. Web America has not yet responded.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    None.

(b) Reports on Form 8-K

(1) On January 19, 2001, Prodigy filed a Current Report on Form 8-K, reporting under Item 5 that:

    - on December 29, 2000, Prodigy and SBC Communications Inc. entered into a credit agreement, pursuant to which SBC agreed to make revolving loans to Prodigy in the maximum aggregate principal amount of $110,000,000,

    - on January 1, 2001, Prodigy and SBC amended and restated the Strategic and Marketing Agreement which was entered into on November 19, 1999 as part of Prodigy's transaction with SBC, as described in Prodigy's Current Report on Form 8-K filed on December 2, 1999, Prodigy's Definitive Proxy Statement on Schedule 14A filed on May 5, 2000 and Prodigy's Current Report on Form 8-K filed on June 14, 2000, and which was amended on October 20, 2000, as described in Prodigy's Quarterly Report on Form 10-Q filed on November 14, 2000, and

    - on January 17, 2001 Banco Inbursa, S.A. approved the extension of a line of credit in the maximum aggregate principal amount of $150,000,000 to Prodigy until June 15, 2002.

    Prodigy reported under Item 9 that it was making available the scripts to be used by members of Prodigy's management who would be participating in a conference call on January 19, 2001.

(2) On March 16, 2001, Prodigy filed a Current Report on Form 8-K, reporting under Item 4 that on March 9, 2001, Prodigy notified PricewaterhouseCoopers LLP that its engagement as the Registrant's independent public accountants would be terminated following the issuance of its report on the Registrant's financial statements for the year ended December 31, 2000 and engaged
    Ernst & Young LLP to act as the Registrant's independent public accountants to audit the Registrant's financial statements for the year ending
    December 31, 2001.

(3) On April 17, 2001, Prodigy filed a Current Report on Form 8-K/A amending the Form 8-K filed on March 16, 2001, reporting under Item 4 that on March 29, 2001, PricewaterhouseCoopers LLP issued its report on the Registrant's financial statements for the year ended December 31, 2000, and, on April 2, 2001, the Registrant filed its Annual Report on Form 10-K for the year ended December 31, 2000 containing Pricewaterhouse Coopers LLP's report on the financial statements. Accordingly, the termination of Pricewaterhouse Coopers LLP as the Registrant's independent public accountants became effective.

                                   SIGNATURES

    Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      PRODIGY COMMUNICATIONS CORPORATION

Date: May 14, 2001                                                    /s/ ALLEN CRAFT
                                                      ------------------------------------------------
                                                                        Allen Craft
                                                         EXECUTIVE VICE PRESIDENT OF FINANCE, CHIEF
                                                         FINANCIAL OFFICER AND TREASURER (PRINCIPAL
                                                             FINANCIAL AND ACCOUNTING OFFICER)