Form 10-Q
period 2001-06-30
PRODIGY COMMUNICATIONS CORP
filed 2001-08-14
CIK 824740

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

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001
                                       OR

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

   Former name, former address, and former Fiscal Year, if Changed Since Last
                             Report: Not applicable

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

    The number of shares of the registrant's Class A Common Stock outstanding on August 7, 2001 was 70,480,750.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PRODIGY COMMUNICATIONS CORPORATION

                                   FORM 10-Q

                           PERIOD ENDED JUNE 30, 2001

                                     INDEX

                                                                                        PAGE
                                                                                      --------
PART I.                 FINANCIAL INFORMATION
Item 1.                 Financial Statements........................................      3
Item 2.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     11
Item 3.                 Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     29
PART II.                OTHER INFORMATION
Item 1.                 Legal Proceedings...........................................     30
Item 2.                 Changes in Securities and Use of Proceeds...................     31
Item 3.                 Defaults Upon Senior Securities.............................     31
Item 4.                 Submission of Matters to a Vote of Security Holders.........     31
Item 5.                 Other Information...........................................     32
Item 6.                 Exhibits and Reports on Form 8-K............................     32
Signatures..........................................................................     33

    This report on Form 10-Q includes "forward-looking statements", including statements containing the words "believes", "anticipates", "expects" and words of similar import. All statements other than statements of historical fact included in this report including, without limitation, such statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein, regarding Prodigy or any of the transactions described herein, including the timing, financing, strategies and effects of such transactions and Prodigy's growth strategy and anticipated growth, are forward-looking statements. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the forward-looking statements in this report and under the heading "Certain Factors That May Affect Future Operating Results."

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       PRODIGY COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              (UNAUDITED)    (AUDITED)
                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
ASSETS:
Current assets:
  Cash and cash equivalents.................................   $  14,189     $  23,042
  Trade accounts receivable, net of allowance for doubtful
    accounts of $7,418 and $7,116 at June 30, 2001 and
    December 31, 2000, respectively.........................       6,564         7,683
  Due from affiliates.......................................      11,767         2,642
  Prepaid expenses..........................................       4,210         3,180
  Other current assets......................................         136         1,076
                                                               ---------     ---------
    Total current assets....................................      38,866        37,623
Restricted cash.............................................       2,708         5,261
Property and equipment, net.................................      27,955        30,005
Goodwill and other intangibles, net.........................     486,518       596,350
Subscriber acquisition costs, net...........................      91,882       129,815
Other assets................................................       2,000         3,611
                                                               ---------     ---------
    Total assets............................................   $ 647,929     $ 802,665
                                                               =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................   $   8,862     $  22,910
  Accrued restructuring and other costs.....................      14,129        20,724
  Other accrued expenses....................................      34,758        38,141
  Accrued subscriber acquisition costs......................       3,082         5,431
  Unearned revenue..........................................      24,667        28,580
  Due to affiliate--short term..............................       2,450            --
  Capital lease obligation--short term......................       5,948         6,879
                                                               ---------     ---------
    Total current liabilities...............................      93,896       122,665
Due to affiliate--long term.................................       4,901            --
Capital lease obligation--long term.........................       4,938         6,535
Notes payable to related parties............................     124,154       137,000
                                                               ---------     ---------
    Total liabilities.......................................     227,889       266,200
Minority Interest...........................................     179,535       229,373
Stockholders' equity:
  Preferred stock; $.01, par value; 10,000,000 shares
    authorized; none issued or outstanding..................          --            --
  Class A Common stock; $.01 par value; 150,000,000 shares
    authorized; 70,356,360 and 70,212,598 shares issued and
    outstanding at June 30, 2001 and December 31, 2000,
    respectively............................................         704           702
  Class B Common stock; $.01 par value; 1 share issued and
    outstanding at June 30, 2001 and December 31, 2000......          --            --
  Additional paid-in-capital--Common stock..................     889,851       889,288
  Accumulated deficit.......................................    (650,050)     (582,898)
                                                               ---------     ---------
    Total stockholders' equity..............................     240,505       307,092
                                                               ---------     ---------
    Total liabilities and stockholders' equity..............   $ 647,929     $ 802,665
                                                               =========     =========

        The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                            FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                            ---------------------------   -------------------------
                                                2001           2000          2001          2000
                                            ------------   ------------   -----------   -----------
Revenues:
  Internet and online service revenues....  $    82,008    $    61,110    $   158,487   $   118,039
  Amortization of subscriber incentives...      (13,807)       (13,279)       (26,621)      (26,267)
                                            -----------    -----------    -----------   -----------
    Internet and online service revenue,
      net of amortization.................       68,201         47,831        131,866        91,772
  Subscriber management fees..............       18,714         19,813         40,851        22,417
  Other...................................        4,711          5,712         11,226        11,129
                                            -----------    -----------    -----------   -----------
    Total revenues........................       91,626         73,356        183,943       125,318
Operating costs and expenses:
  Cost of revenue.........................       41,288         37,564         82,075        66,979
  Sales and marketing.....................       16,737         16,418         28,942        35,187
  Product development.....................        2,547          3,643          6,908         6,925
  General and administrative..............       31,284         27,426         68,586        49,035
  Depreciation and amortization...........       49,302         29,252        100,716        38,137
  Amortization of subscriber acquisition
  costs...................................        2,993          2,889          5,985         5,217
  Restructuring costs.....................           --          9,555             --         9,555
                                            -----------    -----------    -----------   -----------
    Total operating costs and expenses....      144,151        126,747        293,212       211,035
                                            -----------    -----------    -----------   -----------
Operating loss............................      (52,525)       (53,391)      (109,269)      (85,717)
  Interest expense, net...................        3,872          2,709          7,624         5,322
  Minority interest in net loss...........      (24,067)       (17,111)       (49,838)      (17,111)
  Gain on sale of assets..................           --            (40)            --           (65)
  Other...................................           97             --             97            --
                                            -----------    -----------    -----------   -----------
    Net loss..............................  $   (32,427)   $   (38,949)   $   (67,152)  $   (73,863)
                                            ===========    ===========    ===========   ===========

Basic and diluted net loss per share......  $     (0.46)   $     (0.59)   $     (0.96)  $     (1.13)
                                            ===========    ===========    ===========   ===========

Weighted average number of shares
  outstanding used in computing basic and
  diluted net loss per share..............   70,295,879     66,388,743     70,265,312    65,476,754
                                            ===========    ===========    ===========   ===========

        The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(67,152)  $(73,863)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Option grants at less than fair value.....................        62      1,120
  Depreciation of property and equipment....................     8,331      5,724
  Amortization of goodwill and other intangibles............    92,385     32,410
  Amortization of subscriber incentive and acquisition
  costs.....................................................    32,606     31,484
  Minority interest in net loss.............................   (49,838)   (17,111)
  Provision for doubtful accounts...........................     7,149     (2,936)
Change in operating assets and liabilities, net of effects
  of acquisitions and disposals:
  Trade accounts receivable.................................       702     11,202
  Due from/to affiliates....................................    15,673        (12)
  Prepaid expenses..........................................    (1,030)       (62)
  Other assets..............................................       984      2,071
  Accounts payable and other accrued expenses...............   (19,780)    (4,971)
  Unearned revenue..........................................    (3,913)     9,061
  Accrued restructuring and other costs.....................    (6,595)     9,522
                                                              --------   --------
    Net cash provided by operating activities...............     9,584      3,639
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................    (6,281)    (1,604)
  Acquisition of subscribers................................       162     (1,219)
  Acquisition of businesses.................................        --       (732)
  Other investments.........................................        --     (2,000)
  SBC transaction costs.....................................        --     (1,803)
                                                              --------   --------
    Net cash used in investing activities...................    (6,119)    (7,358)
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................       503      2,072
  Proceeds from issuance of notes payable to related
  parties...................................................    25,000         --
  Payments of notes payable to related parties..............   (37,846)   (13,809)
  Payments of note receivable from stockholder..............        --        666
  Payments of capital lease obligations.....................    (2,528)        --
  Increase in restricted cash...............................     2,553         45
                                                              --------   --------
    Net cash used in financing activities...................   (12,318)   (11,026)
                                                              --------   --------
Net decrease in cash........................................    (8,853)   (14,745)
Cash and cash equivalents, beginning of period..............    23,042     35,473
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 14,189   $ 20,728
                                                              ========   ========

Noncash operating activity:
    Forgiveness of due to affiliate.........................  $ 17,447   $     --
                                                              ========   ========
Supplemental cash flow information:
    Cash paid for interest..................................  $  7,925   $  6,366
                                                              ========   ========

        The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (IN THOUSANDS)

                                    CLASS A               CLASS B
                                 COMMON STOCK           COMMON STOCK       ADDITIONAL                 NOTE RECEIVABLE
                              -------------------   --------------------    PAID IN     ACCUMULATED        FROM
                               SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT       STOCKHOLDER       TOTAL
                              --------   --------   --------   ---------   ----------   -----------   ---------------   ---------
BALANCE, DECEMBER 31,
  1999......................   64,503      $645          --    $     --     $539,054     $(373,275)       $(1,333)      $ 165,091
Issuance of common stock....    5,710        57          --          --      140,459            --          1,333         141,849
Sale of subsidiary to
  minority interest.........       --        --          --          --      209,775            --             --         209,775
Net loss....................       --        --          --          --           --      (209,623)            --        (209,623)
                               ------      ----     --------   ---------    --------     ---------        -------       ---------

BALANCE, DECEMBER 31,
  2000......................   70,213      $702          --    $     --     $889,288     $(582,898)       $    --       $ 307,092
Issuance of common stock....      143         2          --          --          563            --             --             565
Net loss....................       --        --          --          --           --       (67,152)            --         (67,152)
                               ------      ----     --------   ---------    --------     ---------        -------       ---------

BALANCE, JUNE 30, 2001......   70,356      $704          --    $     --     $889,851     $(650,050)       $    --       $ 240,505
                               ======      ====     ========   =========    ========     =========        =======       =========

   The accompanying footnotes are an integral part of the unaudited condensed consolidated financial statements.

                       PRODIGY COMMUNICATIONS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements, which include the accounts of Prodigy Communications Corporation ("Prodigy") and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto, included in Prodigy's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

    At June 30, 2001, Prodigy had available cash and cash equivalents of $14,200. Prodigy experienced positive cash flow in the first quarter 2001, due to a reduction in a receivable from an affiliate related to a payment received in accordance with the revision of the SBC Communications Inc. ("SBC") Strategic and Marketing Agreement ("marketing agreement"), but experienced negative cash flow in the quarter ended June 30, 2001 and expects to continue to experience negative cash flows throughout 2001. Prodigy continues to rely on its $150,000 credit agreement with Banco Inbursa, S.A. As of June 30, 2001, the amount borrowed under this credit agreement was $109,200. Additionally, on December 29, 2000, Prodigy and SBC entered into a credit agreement, pursuant to which, effective January 19, 2001, SBC agreed to make revolving loans to Prodigy in the maximum principal amount of $110,000. As of June 30, 2001, the amount borrowed under this credit agreement was $15,000.

    Effective October 1, 2000, Amendment No.1 to Prodigy's Strategic and Marketing Agreement with SBC permits Prodigy to pay subscriber acquisition costs over a three-year period with the first installment due in October 2001. At
June 30, 2001, $7,351 was accrued for subscriber acquisition costs payable to SBC. Previously, such payments were due to SBC at the time a qualified enrollment was recorded. Effective January 1, 2001, in addition, to reduce the up-front cash requirements associated with its DSL expansion, Prodigy and SBC amended and restated the strategic and marketing agreement pursuant to which, among other things, SBC waived approximately $23,000 in subscriber bounties. On June 13, 2001, SBC and Prodigy amended the strategic and marketing agreement to more precisely determine the number of SBC DSL customers for which Prodigy will receive a wholesale fee.

    Prodigy's future financing requirements will depend on a number of factors, including Prodigy's operating performance and increases in operating expenses associated with growth in Prodigy's business. Prodigy believes that its operations in 2001 can be supported by the combination of the SBC and Banco Inbursa lines of credit and funds generated internally.

NOTE 2. RESTRUCTURING CHARGES

    In June 2000, Prodigy announced that it would move its headquarters from White Plains, New York, to Austin, Texas, to better leverage Prodigy's alliance with SBC. As a result of this relocation, Prodigy recorded a restructuring charge of $21,552 consisting of (i) $5,250 for real estate lease termination costs, (ii) $12,124 for network and communication equipment termination costs and

(iii) $4,178 for employee separation costs. The accrued restructuring charge as of June 30, 2001 was $14,129. The restructuring charge relating to real estate lease termination costs is for the lease terminations of Prodigy's White Plains, New York, and Fort Worth and Houston, Texas facilities, and has been reduced for sublease income that management believes is probable.

    The restructuring charge relating to network and communication equipment termination costs is for the termination of minimum purchase commitments related to certain network and communication agreements attributable to FlashNet.

    The restructuring charge relating to employee separation costs is for the payment of severance and other benefits of approximately 254 employees. These employees were predominately located at the White Plains, New York and Fort Worth and Houston, Texas locations. As of June 30, 2001, Prodigy had incurred substantially all employee separation costs originally accrued for under the restructuring charge.

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

NOTE 4. SEGMENT INFORMATION

    Prodigy has two reportable segments based on its internal reporting which is disaggregated by the services Prodigy offers: (i) consumer Internet services and
(ii) advertising and transaction fees, management services from the SBC and Prodigy Internet de Telmex management agreements, and the BizOnThe.Net Web hosting business acquired from U.S. Republic Communications, Inc. in October 1999. The revenues and operating losses of the Web hosting, management services together with other non-segment business transactions, which are immaterial, are reflected below in an "all other" category. There are no intersegment revenues between the two reportable segments. Assets are not identified and allocated by operating segments, nor does management evaluate the segments based upon these criteria. All other accounting policies are applied consistently to the segments, where applicable.

    A summary of the segment financial information is as follows:

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
Revenues:
  Internet and online services.......................  $ 68,201   $ 47,831   $131,866   $ 91,772
  All other services(1)..............................    23,425     25,525     52,077     33,546
                                                       --------   --------   --------   --------
Total revenues.......................................  $ 91,626   $ 73,356   $183,943   $125,318
                                                       ========   ========   ========   ========
Loss (income) from operations:
  Internet and online services(2)....................  $ 70,513   $ 65,445   $151,546   $ 94,088
  All other services(1)(3)...........................   (22,281)   (15,981)   (48,968)   (14,040)
  Other(4)...........................................     4,293      3,927      6,691      5,669
                                                       --------   --------   --------   --------
Total loss from operations...........................  $ 52,525   $ 53,391   $109,269   $ 85,717
                                                       ========   ========   ========   ========

------------------------

(1) Includes revenue and operating losses associated with the ProdigyBiz small business Web hosting division, the Prodigy Internet de Telmex management agreement, SBC marketing agreement and advertising and transaction fees.

(2) For the three months ended June 30, 2001 and 2000, Internet and online services includes goodwill and other intangibles assets amortization of $45,495 and $21,334, respectively. For the six months ended June 30, 2001 and 2000, Internet and online services includes goodwill and other intangible assets amortization of $92,384 and $23,207, respectively.

(3) For the three months ended June 30, 2001 and 2000, all other services includes goodwill and other intangible assets amortization of $0 and $4,614, respectively. For the six months ended June 30, 2001 and 2000, all other services includes goodwill and other intangible assets amortization of $0 and $9,206, respectively.

(4) Other consists of integration costs associated with the SBC transaction.

NOTE 5. COMMITMENTS AND CONTINGENCIES

    On December 13, 2000, British Telecommunications filed a lawsuit against Prodigy in the United States District Court for the Southern District of New York, Northern Division, claiming that Prodigy has infringed its alleged patent of "Hyper-link text" technology. Prodigy filed its Answer and Counterclaim and discovery is proceeding. Prodigy expects a hearing in order to construct the patent claims (the "MARKMAN Hearing") sometime in the Fall of 2001. No trial date has been set and, due to the early stage of this litigation, Prodigy makes no predictions as to the outcome of this case.

    On June 8, 1998, Brent Johnson filed a lawsuit against Prodigy in the United States District Court for the Northern District of Oklahoma alleging that Prodigy infringed on two 1997 patents for software that Prodigy licensed from another company called Diversified Data Resources ("DDR")(this lawsuit is referred to as "Prodigy I"). Eventually Johnson joined his company, I.D.G., as co-plaintiff. Prodigy no longer uses the software that is the subject of Prodigy I, and the licensor, DDR, has defaulted on its indemnification obligations to Prodigy. Prodigy I was stayed pending resolution of similar litigation between Johnson and DDR in the Northern District of California. DDR suffered an adverse judgment of $480 and filed a notice of appeal. DDR has since settled with Johnson and the appeal was dismissed. On July 16, 2001, the Court in Oklahoma granted Plaintiffs' Motion for Partial Summary Judgment in Prodigy I, holding that Prodigy was bound by the judgment in DDR's litigation in California. The Court deferred proceedings on damages until an unspecified date. Prodigy will appeal the court's decision in Prodigy I. Prodigy makes no predictions as to the outcome of this litigation.

    On January 20, 1999, Brent Johnson filed a lawsuit against Prodigy in the United States District Court for the Northern District of Oklahoma alleging slander/libel of patent rights, abuse of process, and conspiracy to interfere with business relations. This lawsuit has been stayed pending resolution of issues related to Prodigy I. Because of the unpredictable nature of this litigation, Prodigy makes no predictions as to the outcome of this litigation.

    In September 1998, Prodigy received a letter from the Office of the Attorney General of New York, notifying Prodigy that the Attorneys General of New York and 19 other states were investigating the "advertising and certain other practices" of Prodigy and other unnamed Internet service providers. The letter stated that the inquiry was a follow-up to the settlement between AOL Time Warner and many states in May 1998, concerning the following issues:

    --disclosures for free offers;

    --representations concerning pricing;

    --disclosures concerning premium areas;

    --disclosures for communications charges;

    --advertising to minors;

    --cancellation procedures; and

    --unauthorized charges to credit cards or bank accounts, and changes to the service agreement.

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

    On January 10, 2000, Christa Roberts filed a class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against Prodigy, AOL Time Warner, Circuit City Stores, Fry's Electronic, Microsoft and other unnamed parties. On February 7, 2000, the plaintiff filed an amended complaint naming Young H. Kim as the named plaintiff in place of Christa Roberts. The lawsuit alleges that Prodigy and the defendants engaged in false advertising, and offered incentives to consumers and entered into retail sales contracts with consumers which violated California law. The plaintiff is seeking restitution from the defendants of all sums related to this conduct. The trial court dismissed the lawsuit for failure to state a cause of action and the Plaintiff appealed. Oral arguments were held before the California Court of Appeals on July 6, 2001. In an unpublished opinion dated July 23, 2001, the Court of Appeals affirmed the trial court's dismissal of Plaintiff's claims. The plaintiff has 90 days from the Order in which to file a petition for review by the California Supreme Court.

    On March 31, 2000, Giovanni R. Viana filed a class action lawsuit against Prodigy in the 11th Judicial Circuit Court for Dade County, Florida. This class action lawsuit arises out of the Best Buy mail-in incentive program. The plaintiff alleges Prodigy violated Florida's Unfair Trade Practices Act when it represented it would provide incentives and allegedly failed to do so. In addition, the complaint contains a breach of contract claim for failure to pay the incentives. The plaintiff seeks damages under the breach of contract claim in excess of $15 plus attorneys' fees and litigation costs. Given the early stage of this litigation, Prodigy makes no prediction as to its outcome.

    On June 20, 2000, Saul Kaufman filed a purported class action lawsuit against Prodigy in the Circuit Court for Cook County, Illinois, alleging he was "locked out" of his service during the migration from Web America, whose subscribers were acquired by Prodigy in March 2000, to Prodigy. Kaufman is not allowed to conduct "fact" discovery until the Judge decides whether to certify this case as a class action. The Court has allowed Kaufman to amend his pleadings to add Web America as defendant. Prodigy expects a decision on class certification during the fall of 2001 and makes no predictions as to the outcome of this litigation. However, the Court has not set a specific date for a hearing on the matter. Prodigy made a demand on Web America, through its parent company, for indemnification pursuant to a written agreement between the parties. Web America has not yet responded.

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

    Upon the issuance of units in the operating partnership and Class B common stock to SBC, the number of units owned by Prodigy equaled the number of shares of then outstanding Class A common stock. The partnership agreement requires that each time Prodigy issues shares of Class A common stock the operating partnership must issue an equal number of units to Prodigy in exchange for the net proceeds received by Prodigy from the issuance of Class A common stock. As a result, Prodigy can increase its percentage ownership of the operating partnership by issuing additional Class A common stock, although unanimous approval of Prodigy's executive steering committee, including the members appointed by SBC, is required for Prodigy to issue additional Class A common stock. The number of units owned by Prodigy is intended to equal the number of shares of outstanding Class A common stock at all times. As of June 30, 2001, Prodigy owned 70,356,360 units in the operating partnership (57.6%) and SBC owned 51,843,631 units in the operating partnership (42.4%).

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

    EXECUTIVE STEERING COMMITTEE. The executive steering committee consists of four members, two of whom are selected by the directors elected by SBC and two of whom are selected by the Class A directors designated by Telmex and Carso Global Telecom. The purpose of the executive steering committee is to evaluate all major corporate actions of Prodigy, the operating partnership and any other subsidiary of Prodigy, such as mergers, acquisitions and capital expenditures or borrowings in excess of $20 million. Major corporate actions require the unanimous approval of the executive steering committee prior to being submitted to the board of directors of Prodigy for its approval.

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

RESULTS OF OPERATIONS

    Prodigy's total revenues are comprised of:

    - Internet and online service revenues, consisting of subscription revenues from subscribers to Prodigy Internet and fees from SBC for providing Internet and online services to SBC's DSL and business dial-up subscribers;

    - management fees emanating from provision of certain management and consulting services to Telmex's Internet subsidiary Prodigy Internet de Telmex and fees from SBC for providing Internet and online services to SBC's legacy dial-up subscribers; and

    - other revenues, consisting of small business Web-hosting fees from Prodigy's ProdigyBiz division, advertising and transaction fees and member revenue associated with ancillary product offerings.

    Prodigy defines "Internet subscribers owned and managed" to include billable Prodigy Internet subscribers, SBC dial-up, SBC legacy dial-up, SBC DSL and SBC business dial-up subscribers and billable Prodigy Internet de Telmex subscribers. Prodigy does not count members in a trial period or who enroll in a money-back guarantee program.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

SUBSCRIBERS

    The number of Prodigy Internet subscribers owned and managed increased 767,000, or 30%, from 2.6 million at June 30, 2000 to 3.3 million at June 30, 2001. This growth was largely attributable to the strategic and marketing agreement Prodigy initiated with SBC, which became effective May 31, 2000. The increase in new subscribers owned and managed was primarily attributable to DSL growth.

REVENUES

    Total revenue increased $18.3 million or, 25%, from $73.4 million to $91.6 million. The increase in total revenue was comprised of a $20.4 million increase in Internet and online services revenues, offset by a $1.1 million decrease in management fees and a $1.0 million decrease in other revenues.

    INTERNET AND ONLINE SERVICES REVENUE. Revenues from Internet and online services, net of amortization, increased $20.4 million, or 43%, from $47.8 million to $68.2 million due to the increase in subscribers discussed above.

    During 1999, Prodigy entered into agreements with major retailers of personal computers for the purpose of stimulating Prodigy Internet enrollments. Under these agreements, Prodigy made payments to the retailers in exchange for the retailers enrolling a customer onto Prodigy Internet, obtaining a signed contractual commitment from the customer to a term subscription of one, two or three years, and committed marketing of Prodigy Internet by the retailers in connection with the retailers' other product advertisements. In accordance with the terms of the agreements, the retailers provide certain incentives to the customers upon enrollment. These payments amounted to $100, $250, or $400, for a term subscription of one, two or three years, respectively, at Prodigy's standard monthly rates.

    In July 2000, the Emerging Issue Task Force ("EITF") issued EITF 00-14, "Accounting for Certain Sales Incentives", which requires that promotional incentives granted consumers in return for the sale of a product or service must be classified in the Statement of Operations as a reduction of revenues related to that product or service. Accordingly, in the three months ended June 30, 2001 and 2000, amortization of subscriber acquisition costs emanating from these contract subscriber incentive programs of $13.8 million and $13.3 million, respectively, are reported on the Statement of Operations as reductions of gross Prodigy Internet revenues earned during the period. Previously, Prodigy had accounted for the amortization of these costs as subscriber acquisition cost amortization.

    SUBSCRIBER MANAGEMENT FEES. Management fee revenues from Prodigy Internet de Telmex and, commencing June 2000, from legacy subscribers of SBC's Internet dial-up and business dial-up services, decreased by $1.1 million from $19.8 million to $18.7 million. This decrease was attributable to a decline in subscribers managed under management agreements coupled with changes in the terms of the strategic and marketing agreement with SBC that became effective on May 31, 2000, as amended in January 2001.

    OTHER. Other revenues decreased by $1.0 million, or 18%, from $5.7 million to $4.7 million. This decrease was primarily attributable to lower Web hosting revenues related to ProdigyBiz.

OPERATING COSTS AND EXPENSES

    COST OF REVENUES. Cost of revenues includes network and content expenses. Network expense includes costs associated with Prodigy's hosting operations center in Yorktown Heights, New York and costs of outsourced network provider services. Content expenses consist of the costs of developing, or obtaining from third parties, content for inclusion in Prodigy's service offerings. Cost of revenues increased $3.7 million, or 10%, from $37.6 million, to $41.3 million in 2001, primarily related to increased network charges incurred by Prodigy resulting from the increased hours of network usage incurred by the increased number of Prodigy subscribers and, in the case of the management of SBC legacy customers, the SBC network costs incurred by Prodigy from this source.

    SALES AND MARKETING. Sales and marketing expense includes advertising, salaries of sales and marketing personnel, and other general sales and marketing costs. Sales and marketing expense increased $0.3 million, or 2%, from $16.4 million, to $16.7 million. This increase was attributable to subscriber acquisition costs paid to SBC under the terms of the strategic and marketing agreement that became effective May 31, 2000, as amended in January 2001.

    PRODUCT DEVELOPMENT. Product development expense includes research and development costs, and other product development costs. Product development expense decreased $1.1 million, or 30%, from $3.6 million to $2.5 million. This decrease was primarily attributable to the reclassification of SBC integration costs to general and administrative expense. These costs had been incurred during the three months ended March 31, 2001.

    GENERAL AND ADMINISTRATIVE. General and administrative expense increased $3.9 million, or 14%, from $27.4 million, to $31.3 million. The increase is attributable to an increase in DSL customer care expense resulting from the outsourcing of this service, SBC integration costs incurred during the most recent period and SBC integration costs reclassified from product development expense. The reclassified costs had been incurred during the three months ended March 31, 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $20.0 million, or 69%, from $29.3 million to $49.3 million. This increase was comprised of $16.0 million of other intangibles amortization related to the May 2000 SBC transaction, $8.1 million of goodwill and other intangibles' amortization related to the May 2000 FlashNet acquisition, and $0.5 million increase in depreciation relating to additions of property, equipment and leasehold improvements associated with the May 2000 FlashNet acquisition and the fourth quarter 2000 relocation of the corporate headquarters to Austin, Texas, offset by a $4.6 million decrease in intangibles amortization relating to the fourth quarter 2000 write-off of BizOnThe.Net.

    AMORTIZATION OF SUBSCRIBER ACQUISITION COSTS. In May 1999, Prodigy entered into an agreement with Cable & Wireless USA, Inc. ("Cable & Wireless") to purchase the dial-up access Internet subscriber base of that entity. At the closing on July 20, 1999, Prodigy paid Cable & Wireless $41.6 million in cash. Upon settlement of the transaction during the first quarter of 2000, Prodigy received a purchase price reduction of approximately $10 million from the original payment due to fewer subscribers transitioning to the Prodigy Internet service than originally projected. Prodigy has accounted for the purchase price paid for the acquired Cable & Wireless subscribers that migrated to Prodigy Internet, and the subscribers it obtained from Web America as subscriber acquisition costs, and amortized these costs over three years. During the three months ending June 30, 2001, Prodigy incurred amortization of subscriber acquisition costs of $3.0 million related to the acquired Cable & Wireless and Web America subscribers compared to $2.9 million for the three months ending June 30, 2000.

OTHER

    INTEREST AND OTHER INCOME. Interest expense increased $1.2 million, or 43%, from $2.7 million, to $3.9 million. The increase was attributable to a higher average level of debt outstanding during the current period.

    MINORITY INTEREST IN NET LOSS.  Minority interest in net loss increased
$7.0 million, or 41% from $17.1 to $24.1 million. This increase was attributable to the May 2000 SBC transaction, whereby SBC acquired an indirect interest in Prodigy of approximately 43%.

    INCOME TAXES. Prodigy has evaluated the positive and negative evidence bearing on the realizability of its deferred tax assets, which are comprised principally of net operating loss carry-forwards. Under the applicable accounting standards, Prodigy has considered its history of losses, and concluded that it is more likely than not, that Prodigy will not realize these favorable tax attributes. Accordingly, the related deferred tax assets have been fully reserved.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

SUBSCRIBERS

    The number of Prodigy Internet subscribers owned and managed increased 767,000, or 30%, from 2.6 million at June 30, 2000 to 3.3 million at June 30, 2001. This growth was largely attributable to the strategic and marketing agreement Prodigy initiated with SBC, which became effective May 31, 2000. The increase in new subscribers owned and managed was primarily attributable to DSL growth.

REVENUES

    Total revenue increased $58.6 million or, 47%, from $125.3 million to $183.9 million. The increase in total revenue was comprised of a $40.1 million increase in Internet and online service revenues, a $18.4 million increase in management fees with the remainder resulting from increases in other revenues.

    INTERNET AND ONLINE SERVICES REVENUE. Revenues from Internet and online services, net of amortization, increased $40.1 million, or 44%, from $91.8 million to $131.9 million due to the increase in subscribers discussed above.

    During 1999, Prodigy entered into agreements with major retailers of personal computers for the purpose of stimulating Prodigy Internet enrollments. Under these agreements, Prodigy made payments to the retailers in exchange for the retailers enrolling a customer onto Prodigy Internet, obtaining a signed contractual commitment from the customer to a term subscription of one, two or three years, and committed marketing of Prodigy Internet by the retailers in connection with the retailers' other product advertisements. In accordance with the terms of the agreements, the retailers provide certain incentives to the customers upon enrollment. These payments amounted to $100, $250, or $400, for a term subscription of one, two or three years, respectively, at Prodigy's standard monthly rates.

    In July 2000, the Emerging Issue Task Force ("EITF") issued EITF 00-14, "Accounting for Certain Sales Incentives", which requires that promotional incentives granted consumers in return for the sale of a product or service must be classified in the Statement of Operations as a reduction of revenues related to that product or service. Accordingly, in the six months ended June 30, 2001 and 2000, amortization of subscriber acquisition costs emanating from these contract subscriber incentive programs of $26.6 million and $26.3 million, respectively, are reported on the Statement of Operations as reductions of gross Prodigy Internet revenues earned during the period. Previously, Prodigy had accounted for the amortization of these costs as subscriber acquisition cost amortization.

    SUBSCRIBER MANAGEMENT FEES. Management fee revenues from Prodigy Internet de Telmex and, commencing June 2000, from legacy subscribers of SBC's Internet dial-up and business dial-up services, increased by $18.5 million from $22.4 million to $40.9 million. This increase was attributable to SBC customers that became managed by Prodigy under the terms of the strategic and marketing agreement with SBC that became effective on May 31, 2000, as amended in January 2001.

    OTHER. Other revenues increased slightly from $11.1 million to $11.2 million.

OPERATING COSTS AND EXPENSES

    COST OF REVENUES. Cost of revenues includes network and content expenses. Network expense includes costs associated with Prodigy's hosting operations center in Yorktown Heights, New York, the FlashNet division hosting operations center in Fort Worth, Texas, as well as the costs of outsourced network provider services. Content expenses consist of the costs of developing, or obtaining from third parties, content for inclusion in Prodigy's service offerings. Cost of revenues increased $15.1 million, or 23%, from $67.0 million, to $82.1 million in 2001, primarily related to increased network charges incurred by Prodigy resulting from the increased hours of network usage incurred by the increased number of Prodigy subscribers and, in the case of the management of SBC legacy customers, the SBC network costs incurred by Prodigy from this source.

    SALES AND MARKETING. Sales and marketing expense includes advertising, salaries of sales and marketing personnel, and other general sales and marketing costs. Sales and marketing expense decreased $6.3 million, or 18%, from $35.2 million, to $28.9 million. This decrease was attributable to a decreased level of advertising during the most recent period.

    PRODUCT DEVELOPMENT. Product development expense includes research and development costs, and other product development costs. Product development expense remained relatively stable at $6.9 million.

    GENERAL AND ADMINISTRATIVE. General and administrative expense increased $19.6 million, or 40%, from $49.0 million, to $68.6 million. The increase is attributable to an increase in DSL customer care expense resulting from the outsourcing of this service, SBC integration costs and expenses associated with relocating the corporate offices to Austin, Texas.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $62.6 million, or 164%, from $38.1 million to $100.7 million. This increase was comprised of $49.1 million of other intangibles amortization related to the May 2000 SBC transaction, $20.1 million of goodwill and other intangibles' amortization related to the May 2000 FlashNet acquisition, and $2.6 million increase in depreciation relating to additions of property, equipment and leasehold improvements associated with the May 2000 FlashNet acquisition and the fourth quarter 2000 relocation of the corporate headquarters to Austin, Texas, offset by a $9.2 million decrease in intangibles amortization relating to the fourth quarter 2000 write-off of BizOnThe.Net.

    AMORTIZATION OF SUBSCRIBER ACQUISITION COSTS. In May 1999, Prodigy entered into an agreement with Cable & Wireless USA, Inc. ("Cable & Wireless") to purchase the dial-up access Internet subscriber base of that entity. At the closing on July 20, 1999, Prodigy paid Cable & Wireless $41.6 million in cash. Upon settlement of the transaction during the first quarter of 2000, Prodigy received a purchase price reduction of approximately $10 million from the original payment due to fewer subscribers transitioning to the Prodigy Internet service than originally projected. Prodigy has accounted for the purchase price paid for the acquired Cable & Wireless subscribers that migrated to Prodigy Internet, and the subscribers it obtained from Web America as subscriber acquisition costs, and amortized these costs over three years. During the six months ending June 30, 2001, Prodigy incurred amortization of subscriber acquisition costs of $6.0 million related to the acquired Cable & Wireless and Web America subscribers compared to $5.2 million for the six months ending June 30, 2000.

OTHER

    INTEREST AND OTHER INCOME. Interest expense increased $2.3 million, or 43%, from $5.3 million, to $7.6 million. The increase was attributable to a higher average level of debt outstanding during the current period.

    MINORITY INTEREST IN NET LOSS. Minority interest in net loss increased $32.7 million, or 191%, from $17.1 to $49.8 million. This increase was attributable to the May 2000 SBC transaction, whereby SBC acquired an indirect interest in Prodigy of approximately 43%.

    INCOME TAXES. Prodigy has evaluated the positive and negative evidence bearing on the realizability of its deferred tax assets, which are comprised principally of net operating loss carry-forwards. Under the applicable accounting standards, Prodigy has considered its history of losses, and concluded that it is more likely than not, that Prodigy will not realize these favorable tax attributes. Accordingly, the related deferred tax assets have been fully reserved.

FISCAL YEAR 2000 RESTRUCTURING

    In June 2000, Prodigy announced that it would move its headquarters from White Plains, New York, to Austin, Texas, to better leverage Prodigy's alliance with SBC. As a result of this relocation, Prodigy recorded a restructuring charge of $21.6 million consisting of (i) $5.3 million for real estate lease termination costs, (ii) $12.1 million for network and communication equipment termination costs and (iii) $4.2 million for employee separation costs. The accrued restructuring charge as of June 30, 2001 was $14.1 million.

    The restructuring charge relating to real estate lease termination costs is for the lease terminations of Prodigy's White Plains, New York, and Fort Worth and Houston, Texas facilities, and has been reduced for sublease income that management believes is probable.

    The restructuring charge relating to network and communication equipment termination costs is for the termination of minimum purchase commitments related to certain network and communication agreements attributable to FlashNet.

    The restructuring charge relating to employee separation costs is for the payment of severance and other benefits of approximately 254 employees. These employees were predominately located at the White Plains, New York and Fort Worth and Houston, Texas locations. As of June 30, 2001, Prodigy had incurred substantially all employee separation costs originally accrued for under the restructuring charge.

LIQUIDITY AND CAPITAL RESOURCES

    Since formation, Prodigy has relied on private sales of equity securities (totaling $294.1 million through June 30, 2001), borrowings and its initial public offering in February 1999, with net proceeds of $157.2 million to fund its operations. Prodigy has incurred significant losses since inception, and at June 30, 2001, had an accumulated deficit of $650 million and a working capital deficit of $57.0 million comprised of current liabilities of $93.9 million offset by current assets of $36.9 million.

    For the six months ended June 30, 2001, Prodigy provided cash from operations of $9.6 million compared to $3.6 million for six months ended
June 30, 2000. The increase in cash provided by operating activities from 2000 to 2001 was due to reduction trade accounts receivable and in a receivable from an affiliate, related to a payment received in accordance with a revision in the SBC marketing agreement.

    Net cash used in investing activities decreased by $1.3 million in 2001, to $6.1 million compared to $7.4 million in 2000. The decrease was due primarily to a decrease in acquisition in subscribers, businesses and other investments offset by increased capital expenditures related to office relocation and equipment.

    From July 1999 through December 1999, Prodigy paid approximately
$154.6 million in consideration for subscribers obtained through its subscriber contract acquisition programs. During 2000, Prodigy paid an additional
$19.5 million related to these programs. Prodigy has $3.1 million accrued related to these programs as of June 30, 2001. Prodigy has capitalized these costs and will amortize these costs over the terms of the underlying subscriber contracts (one, two or three years).

    Prodigy's capital expenditures for the six months ended June 30, 2001, were $6.2 million, compared to capital expenditures of $1.6 million for the six months ended June 30, 2000. Prodigy anticipates that its capital expenditures will be approximately $13.5 million in 2001.

    In August 1999, Prodigy obtained a $150 million credit agreement from Banco Inbursa, a Carso Global affiliate, to fund its subscriber contract acquisition programs during the third and fourth quarters of 1999. The terms of this credit agreement allow Prodigy to borrow, repay and re-borrow amounts in minimum increments of $1 million. Advances are due 30 days after borrowing, but Prodigy is permitted to rollover advances into new advances at its election. Advances are uncollateralized, and during the third and fourth quarters of 1999, bore interest of 9% and 12%, respectively. At June 30, 2001, the amount borrowed under the credit agreement was $109.2 million. In January 2001, Banco Inbursa extended its credit agreement to July 29, 2002 subject to monthly interest rate adjustments governed by market conditions.

    On December 29, 2000, SBC extended a $110 million revolving credit agreement. Concurrently, SBC forgave $5 million of obligations owed on a telecommunications contract negotiated by FlashNet Communications and DSL bounty payments owed by Prodigy to SBC were eliminated, with the result that a net receivable to Prodigy of $17 million was paid by SBC in February 2001.

    During the six months ended June 30, 2001, Prodigy has borrowed $25 million under the SBC credit agreement. Also during this period, Prodigy repaid loan principal of $28 million to Banco Inbursa and $10 million to SBC under the various lines of credit. At June 30, 2001, the amount borrowed under the SBC credit agreement was $15 million.

    At June 30, 2001, Prodigy had $7,351 payable to SBC for subscriber acquisition costs. These fees are payable over a three-year period with the first installment due October 15, 2001 and subject to interest at the rate of 12% annum.

    At June 30, 2001, Prodigy had available cash and cash equivalents of $14.2 million.

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

    EXCEPT FOR THE QUARTER ENDED MARCH 31, 2001, PRODIGY HAS NEVER GENERATED POSITIVE CASH FLOWS AND HAS INCURRED SIGNIFICANT LOSSES IN EVERY FISCAL QUARTER SINCE ITS INCEPTION. PRODIGY MAY INCUR LOSSES IN THE FUTURE. IF PRODIGY DOES NOT ACHIEVE AND SUSTAIN PROFITABILITY, PRODIGY'S FINANCIAL CONDITION AND STOCK PRICE COULD DECLINE.

    Prodigy cannot assure that it will achieve or sustain profitability. Since inception, Prodigy has incurred significant losses. The following table shows Prodigy's revenues and net losses during the years ended December 31, 1998, 1999 and 2000 and for the six months ended June 30, 2000 and 2001, in millions:

                                                YEAR ENDED              SIX MONTHS ENDED
                                               DECEMBER 31,                 JUNE 30,
                                      ------------------------------   -------------------
                                        1998       1999       2000       2000       2001
                                      --------   --------   --------   --------   --------
Revenues............................   $136.1     $173.4     $376.4     $125.3     $183.9
Net Losses..........................   $ 65.1     $ 80.5     $209.6     $ 73.9     $ 67.2

    At June 30, 2001, Prodigy had:

    - an accumulated deficit of $650.1 million;

    - a working capital deficit of $57.0 million;

    - current liabilities of $93.9 million; and

    - current assets of $36.9 million.

    As a result of these losses, Prodigy had not generated positive cash flow until the quarter ended March 31, 2001. The positive cash flow generated was due principally to a repayment of a receivable from an affiliate received in February 2001. Prodigy did not generate positive cash flows during the quarter ended June 30, 2001 and expects to continue to experience negative cash flows throughout 2001.

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

    Prodigy experienced substantial negative cash flow during 2000 and had negative cash flows during the three months ending June 30, 2001. Prodigy had $14.2 million of cash available at June 30, 2001. In December 2000, Prodigy entered into a credit agreement with SBC pursuant to which SBC has agreed to make revolving loans to Prodigy, from time to time, through December 21, 2003, in the maximum aggregate principal amount of $110 million. The credit agreement will terminate on December 31, 2003. As of June 30, 2001, $15 million was outstanding under this credit agreement. In January 2001, Banco Inbursa, S.A., extended a $150 million credit agreement to July 29, 2002. As of June 30, 2001, $109 million was outstanding under this credit agreement. The termination of either credit agreement would force Prodigy to seek additional equity or debt financing before it currently anticipates needing to do so. The terms under which Prodigy obtains additional equity or debt financing could be unfavorable to Prodigy and could adversely affect Prodigy's business. Any additional equity financing may cause investors to experience dilution. Any additional debt financing may result in restrictions on Prodigy's operations.

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

    Prodigy's operations are also dependent on the protection of McLeodUSA's network and its data-hosting center against damage from fire, power loss, telecommunications failures and similar events. Technical problems and network failures can occur from time to time in the ordinary course of operating a telecommunications network. Prodigy's host configuration is unique, and for cost reasons, has not been replicated off-site. The occurrence of a natural disaster or other unanticipated problems in McLeodUSA's network or Prodigy's data-hosting center, or the failure of telecommunications providers to provide required data communications capacity due to a natural disaster or for any other reason, could cause interruptions in Prodigy's services. These service interruptions could adversely affect Prodigy's business.

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

    Prodigy's financial condition may decline if it does not continue to increase its subscriber base. Historically, a majority of Prodigy Internet enrollments have arisen from bundling arrangements with PC manufacturers. In 1998, 44% of total enrollments to Prodigy Internet were obtained through PC bundling, including 32% from Prodigy's PC bundling relationship with Packard Bell/NEC. In 1999, the percentage of total enrollments to Prodigy Internet obtained through PC bundling declined to 15%, but the percentage obtained through contract acquisition programs, in which Prodigy makes payments of up to $400 to major PC retailers who enroll subscribers to term subscriptions of at least one year, increased from zero in 1998, to 34%. Prodigy's contract acquisition program with Best Buy accounted for approximately 33% of total enrollments during 1999. Prodigy's contract acquisition program with Best Buy has been terminated. Prodigy has other, less significant, contract acquisition programs with other retailers, and entered into an additional contract acquisition program in February 2000. During 2000, SBC contributed 75,000 net dial-up customers and 230,000 net DSL customers on behalf of Prodigy. However, Prodigy cannot predict whether future contract acquisition programs will generate as many enrollments as in the past. Prodigy is not currently engaged in contract acquisition programs with retailers as of June 30, 2001.

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

    IF SBC MARKETING EFFORTS FAIL TO GENERATE ADDITIONAL DSL SUBSCRIBERS, PRODIGY MAY EXPERIENCE ADDITIONAL OPERATING LOSSES.

    The number of Prodigy Internet owned and managed subscribers, excluding Telmex, increased from 2.1 million at June 30, 2000 to 2.6 million at June 30, 2001. A significant portion of the increase was due to SBC's DSL subscribers managed by Prodigy as a result of the SBC transaction. Prodigy's continued growth in the DSL marketplace will largely tie to marketing efforts of SBC. If SBC's marketing efforts do not succeed or if SBC fails to provide Prodigy with the minimum number of DSL subscribers as required in the Strategic and Marketing Agreement (3.75 million over the nine-year period), Prodigy may experience additional operating losses.

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

    SBC and Carlos Slim Helu control Prodigy. Mr. Slim and members of his immediate family beneficially own a majority of the voting equity securities of Carso Global Telecom. Carso Global Telecom may be deemed to control Telmex through the shares of Telmex that it owns directly and indirectly. Carlos Slim Helu, Carso Global Telecom and Telmex collectively own 41,910,111 shares of Class A common stock of Prodigy, representing approximately 34.3% of the voting power of all outstanding securities of Prodigy. SBC, through its ownership of Class A common stock, Class B common stock and units in Prodigy Communications Limited Partnership, has voting power equivalent to the ownership of 51,904,882 shares of Class A common stock of Prodigy, representing approximately 42.5% of the voting power of all outstanding securities of Prodigy. SBC, as the holder of Class B common stock, has the right to elect three of the nine members of Prodigy's board of directors. The holders of Class A common stock, including SBC, have the right to elect the remaining members of Prodigy's board of directors. Pursuant to a voting agreement, SBC has agreed to vote in favor of three nominees to the Prodigy board of directors designated by Carso Global Telecom and Telmex.

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

    As part of the SBC transaction, Prodigy established an executive steering committee, consisting of two directors selected by SBC and two directors selected by Carso Global Telecom and Telmex. The current members of the executive committee are Messrs. Foster, Chico Pardo, Pickering and Andres Vazquez. All major corporate actions require the unanimous approval of the executive steering committee prior to being submitted for the approval of the board of directors of Prodigy. A potential director who does not anticipate being appointed to the steering committee could perceive the authority of the steering committee as diminishing the authority of the full board. This could make it more difficult for Prodigy to attract and retain qualified directors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK ON VARIABLE RATE FINANCIAL INSTRUMENTS

    At June 30, 2001, a hypothetical 100 basis point increase in interest rates would increase interest expense and decrease earnings before income taxes by approximately $1.2 million. This decrease in earnings is based upon the increased interest expense of Prodigy's credit agreements with Banco Inbursa, S.A. and SBC and assumes no change in the volume or composition of the debt at June 30, 2001. The fair value of Prodigy's credit agreements approximate carrying value due to the variable interest rates in place as of June 30, 2001.

    Prodigy did not hold derivative financial instruments as of June 30, 2001 and has never held these instruments in the past.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On December 13, 2000, British Telecommunications filed a lawsuit against Prodigy in the United States District Court for the Southern District of New York, Northern Division, claiming that Prodigy has infringed its alleged patent of "Hyper-link text" technology. Prodigy filed its Answer and Counterclaim and discovery is proceeding. Prodigy expects a hearing in order to construct the patent claims (the "MARKMAN Hearing") sometime in the Fall of 2001. No trial date has been set and, due to the early stage of this litigation, Prodigy makes no predictions as to the outcome of this case.

    On June 8, 1998, Brent Johnson filed a lawsuit against Prodigy in the United States District Court for the Northern District of Oklahoma alleging that Prodigy infringed on two 1997 patents for software that Prodigy licensed from another company called Diversified Data Resources ("DDR")(this lawsuit is referred to as "Prodigy I"). Eventually Johnson joined his company, I.D.G., as co-plaintiff. Prodigy no longer uses the software that is the subject of Prodigy I, and the licensor, DDR, has defaulted on its indemnification obligations to Prodigy. Prodigy I was stayed pending resolution of similar litigation between Johnson and DDR in the Northern District of California. DDR suffered an adverse judgment of $480,000 and filed a notice of appeal. DDR has since settled with Johnson and the appeal was dismissed. On July 16, 2001, the Court in Oklahoma granted Plaintiffs' Motion for Partial Summary Judgment in Prodigy I, holding that Prodigy was bound by the judgment in DDR's litigation in California. The Court deferred proceedings on damages until an unspecified date. Prodigy will appeal the court's decision in Prodigy I. Prodigy makes no predictions as to the outcome of this litigation.

    On January 20, 1999, Brent Johnson filed a lawsuit against Prodigy in the United States District Court for the Northern District of Oklahoma alleging slander/libel of patent rights, abuse of process, and conspiracy to interfere with business relations. This lawsuit has been stayed pending resolution of issues related to Prodigy I. Because of the unpredictable nature of this litigation, Prodigy makes no predictions as to the outcome of this litigation.

    In September 1998, Prodigy received a letter from the Office of the Attorney General of New York, notifying Prodigy that the Attorneys General of New York and 19 other states were investigating the "advertising and certain other practices" of Prodigy and other unnamed Internet service providers. The letter stated that the inquiry was a follow-up to the settlement between AOL Time Warner and many states in May 1998, concerning the following issues:

    --disclosures for free offers;

    --representations concerning pricing;

    --disclosures concerning premium areas;

    --disclosures for communications charges;

    --advertising to minors;

    --cancellation procedures; and

    --unauthorized charges to credit cards or bank accounts, and changes to the service agreement.

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

    On January 10, 2000, Christa Roberts filed a class action lawsuit in the Superior Court of the State of California, County of Los Angeles, against Prodigy, AOL Time Warner, Circuit City Stores, Fry's Electronic, Microsoft and other unnamed parties. On February 7, 2000, the plaintiff filed an amended complaint naming Young H. Kim as the named plaintiff in place of Christa Roberts. The lawsuit alleges that Prodigy and the defendants engaged in false advertising, and offered incentives to consumers and entered into retail sales contracts with consumers which violated California law. The plaintiff is seeking restitution from the defendants of all sums related to this conduct. The trial court dismissed the lawsuit for failure to state a cause of action and the Plaintiff appealed. Oral arguments were held before the California Court of Appeals on July 6, 2001. In an unpublished opinion dated July 23, 2001, the Court of Appeals affirmed the trial court's dismissal of Plaintiff's claims. The plaintiff has 90 days from the Order in which to file a petition for review by the California Supreme Court.

    On March 31, 2000, Giovanni R. Viana filed a class action lawsuit against Prodigy in the 11th Judicial Circuit Court for Dade County, Florida. This class action lawsuit arises out of the Best Buy mail-in incentive program. The plaintiff alleges Prodigy violated Florida's Unfair Trade Practices Act when it represented it would provide incentives and allegedly failed to do so. In addition, the complaint contains a breach of contract claim for failure to pay the incentives. The plaintiff seeks damages under the breach of contract claim in excess of $15,000 plus attorneys' fees and litigation costs. Given the early stage of this litigation, Prodigy makes no prediction as to its outcome.

    On June 20, 2000, Saul Kaufman filed a purported class action lawsuit against Prodigy in the Circuit Court for Cook County, Illinois, alleging he was "locked out" of his service during the migration from Web America, whose subscribers were acquired by Prodigy in March 2000, to Prodigy. Kaufman is not allowed to conduct "fact" discovery until the Judge decides whether to certify this case as a class action. The Court has allowed Kaufman to amend his pleadings to add Web America as defendant. Prodigy expects a decision on class certification during the fall of 2001 and makes no predictions as to the outcome of this litigation. However, the Court has not set a specific date for a hearing on the matter. Prodigy made a demand on Web America, through its parent company, for indemnification pursuant to a written agreement between the parties. Web America has not yet responded.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At Prodigy's 2001 Annual Meeting of Stockholders held on May 11, 2001, the following proposals were adopted by the stockholders of Prodigy by the votes specified below:

    Proposal #1: To approve an amendment to Prodigy's certificate of incorporation increasing the size of the board of directors from nine to ten members:

                                                   FOR       AGAINST    ABSTAINED
                                                ----------   --------   ---------
                                                21,330,230   349,793     36,713

    Proposal #2a: To elect the following six (6) nominees as directors of
Prodigy:

                                                   FOR       AGAINST    ABSTAINED
                                                ----------   --------   ---------
James R. Adams................................  21,512,407   204,329     None
Louis R. Brill................................  21,609,003   107,733     None
Robert S. McClane.............................  21,609,303   107,433     None
Joe C. McKinney...............................  21,609,533   107,203     None
Jamie Chico Pardo.............................  21,512,107   204,629     None
Samer F. Salameh..............................  21,512,407   204,329     None

    Proposal #2b: To elect the following three (3) nominees as directors of
Prodigy:

                                                   FOR       AGAINST    ABSTAINED
                                                ----------   --------   ---------
Charles E. Foster.............................           1    None       None
Robert B. Pickering...........................           1    None       None
Randall L. Stephenson.........................           1    None       None

    Proposal #3: To ratify the selection of Ernst & Young LLP as Prodigy's independent public accountants for the fiscal year ending December 31, 2001:

                                                   FOR       AGAINST    ABSTAINED
                                                ----------   --------   ---------
                                                21,626,933    58,605     31,198

    Mr. Salameh resigned from the board of directors effective May 21, 2001.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        10.1                    Credit Agreement dated January 29, 2001 between the
                                Registrant and Banco Inbursa, S.A.
        10.2                    Amendment No. 1 to Internet Service Resale Agreement dated
                                June 13, 2001 by and among the Registrant, SBC
                                Communications Inc., SBC Internet Communications, Inc. and
                                Prodigy Communications Limited Partnership.

    (b) Reports on Form 8-K.

        On April 17, 2001, Prodigy filed a Current Report on Form 8-K/A amending the Form 8-K filed on March 16, 2001, reporting under Item 4 that on March 29, 2001, PricewaterhouseCoopers LLP issued its report on the Registrant's financial statements for the year ended December 31, 2000 and, on April 2, 2001, the Registrant filed its Annual Report on form 10-K for the year ended December 31, 2000 containing PricewaterhouseCoopers LLP's report on the financial statements. Accordingly, the termination of PricewaterhouseCoopers LLP as the Registrant's independent public accountants became effective.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001                                  PRODIGY COMMUNICATIONS CORPORATION

                                                       By:               /s/ ALLEN CRAFT
                                                            -----------------------------------------
                                                                           Allen Craft
                                                            EXECUTIVE VICE PRESIDENT OF FINANCE, CHIEF
                                                                 FINANCIAL OFFICER AND TREASURER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                             OFFICER)

                                 EXHIBIT INDEX

        10.1            Credit Agreement dated January 29, 2001 between the
                          Registrant and Banco Inbursa, S.A.

        10.2            Amendment No. 1 to Internet Service Resale Agreement dated
                          June 13, 2001 by and among the Registrant, SBC
                          Communications Inc., SBC Internet Communications, Inc. and
                          Prodigy Communications Limited Partnership.